Form 10-Q
period 1995-06-30
MID WEST SPRING MANUFACTURING CO
filed 1995-08-16
CIK 731895

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                             ______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                    June 30, 1995             0-16677
                (For Quarter Ended)    (Commission file number)

                       MID-WEST SPRING MANUFACTURING COMPANY
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   11-2661683
                      (I.R.S. Employer Identification No.)

                  1404 JOLIET RD. - UNIT C, ROMEOVILLE, IL  60441
                    (Address of principal executive offices)

                                  708-739-3800
               (Registrants telephone number, including area code)

                                PATHE TECHNOLOGIES INC.
                    (Former name, changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                    No

                 31,000,000 shares, $.0001 par value, 9,314,139
                        outstanding as of August 11, 1995
  (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)




                         PART 1 - FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

     The following condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of results that may be expected for the year ended December 31, 1995.

    Information with respect to all periods ending June 30, 1995 and 1994 is unaudited and the balance sheet data at December 31, 1994 has been derived from audited financial statements.


             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               JUNE 30,      DECEMBER 31,
                                                 1995           1994
ASSETS
CURRENT ASSETS:
  Cash                                        $    55,000   $    408,000
  Trade Accounts Receivable, net                5,279,000      3,846,000
  Inventories
     Finished Goods                             3,386,000      2,811,000
     Work-in-Process                            2,200,000      1,762,000
     Raw Materials and Parts                    3,004,000      2,756,000
                                              ___________    ___________
                                                8,590,000      7,329,000
      Prepaid Expenses and Other                  739,000        583,000
                                              ___________    ___________
          TOTAL CURRENT ASSETS                 14,663,000     12,166,000

Property, Plant & Equipment, net               19,688,000     18,695,000
Purchase Cost in Excess of Assets Acquired      8,469,000      8,610,000
Other                                           1,382,000      1,396,000
                                               __________    ___________
                                              $44,202,000   $ 40,867,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes Payable to Bank                         3,898,000        600,000
  Accounts Payable                              2,482,000      2,740,000
  Accrued Payroll & Other Expenses                887,000        945,000
  Income Taxes Payable                                 --         52,000
  Accrued Interest                                     --             --
                                               __________     __________
        TOTAL CURRENT LIABILITIES               7,267,000      4,337,000
Long-Term Debt                                 26,451,000     26,437,000
Deferred Income Taxes and Other                 4,280,000      4,028,000
Preferred Stock of Mid-West Spring
   & Stamping Corp.                             2,227,000      2,227,000
COMMON STOCKHOLDERS' EQUITY:
  Common Stock, par value $.0001; 31,000,000
  shares authorized; 10,570,289 shares
  issued, respectively                                 --            --
  Paid-in-Capital                               6,559,000      6,559,000
  Retained Earnings (Deficit)                  (1,703,000)    (1,842,000)
  Treasury Stock, at cost (1,256,150 shares)     (879,000)      (879,000)
                                               __________     __________
     TOTAL COMMON STOCKHOLDERS' EQUITY          3,977,000      3,838,000
                                                __________    __________
                                              $44,202,000    $40,867,000

See Notes


             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three months ended,       Six months ended,
                           June 30,                   June 30
                       1995        1994          1995        1994

NET SALES           $10,133,000   $8,204,000   $19,755,000   $15,761,000

Cost and expenses:
  Cost of sales       7,850,000    6,114,000    15,251,000    11,666,000
  Selling and
   administrative     1,274,000      980,000     2,531,000     1,921,000
  Amortization of
   intangibles           70,000       73,000       141,000       146,000
                      9,194,000    7,167,000    17,923,000    13,733,000

OPERATING INCOME        939,000    1,037,000     1,832,000     2,028,000
  Interest expense      881,000      431,000     1,663,000       893,000
                      _________    _________    __________    __________
Income before income
  taxes                  58,000      606,000       169,000     1,135,000

  Income taxes           15,000      220,000        30,000       405,000

                      _________    _________    __________    __________
NET INCOME          $    43,000   $  386,000    $  139,000    $  730,000

Preferred Stock of
 Mid-West Spring &
 Stamping Corp. Dividend
 Requirement             42,000      190,000        84,000       380,000
                      _________    _________    ___________    _________
Income attributable to
  Common Shares     $     1,000    $ 196,000    $   55,000    $  350,000

Income Per
  Common Share      $       --     $     .02    $      .01    $      .04


Weighted average
  number of shares
  outstanding        10,069,877    9,915,316    10,069,877    9,905,354


See Notes



             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                           COMMON STOCKHOLDERS' EQUITY

          COMMON STOCK           Additional         Retained     Treasury
                                                                 earnings
          Shares       Amount    Paid-in-Capital    (deficit)     Stock

Balance,
12/31/94  10,570,289   $  -      $ 6,559,000        ($1,842,000) ($  879,000)

NET INCOME                                               96,000
          __________   ____      ___________         __________  _________

Balance,
03/31/95  10,570,289      -      $ 6,559,000        ($1,746,000) ($  879,000)

NET INCOME                                               43,000
          __________   ____      ___________         __________  _________

Balance,
06/30/95  10,570,289      -      $ 6,559,000        ($1,703,000) ($  879,000)



See Notes


             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

                                                        Six months ended
                                                           March 31,
                                                       1995         1994

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
  Net Income (Loss)                                    $  139,000   $  344,000
  Adjustments to reconcile net income/loss to
  net cash from operating activities:
    Depreciation and amortization                       1,020,000      471,000
    Deferred income taxes                                     --       140,000
    Changes in net operating assets and
       liabilities, net of effects from
       1993 acquisitions                               (3,152,000)  (1,468,000)
                                                       (1,993,000)    (513,000)


CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
  Purchase of equipment                                (1,794,000)    (566,000)
                                                       (1,794,000)    (566,000)

CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES:
  Proceeds from revolving line of credit, net           3,298,000      766,000

  Principal payments on long-term debt, net                   --       262,000
  Cash overdraft                                              --       114,000
  Other                                                  136,000       (62,000)
                                                       3,434,000     1,080,000

NET INCREASE IN CASH                                 ($  353,000)   $    1,000

Cash, Beginning                                       $  408,000    $  116,000

Cash, End                                             $   55,000    $  117,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $1,720,000    $  400,000
    Income taxes                                          67,000        24,000
  Noncash investing activities:
    Reverse purchase of Pathe                                 --            --
  Noncash financing activities:
    Common Stock issued                                       --       278,000
    Redeemable Preferred Stock of Mid-West
      Spring and Stamping Corp.
      dividend requirement                                    --        33,000


See Notes



                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. Preferred Stock
     At June 30, 1995, there were $544,000 of accumulated and undeclared dividends in respect to Preferred Stock of Mid-West Spring and Stamping Corporation.

2. Taxes
     A reconciliation between the Company's effective tax rate and the US statutory rate (34%) at June 30, is as follows:
                             1995          1994
Statutory tax expense    $  51,000      $ 386,000
Nondeductible amortization
 of cost in excess of net
 assets acquired            50,000         58,000
Other, various items     (  71,000)      ( 39,000)
                         $   30,000      $ 405,000
     At June 30, 1995, the Company has net operating loss carryforwards of $4.5 million for income tax purposes that expire in the years 2000 through 2008. The timing of utilization of these carryforwards may be subject to annual limitations. $2.0 million of these carryforwards resulted from the Company's 1993 reverse purchase of Pathe. For financial reporting purposes, a valuation allowance of $424,000 has been recognized to offset the deferred tax assets related to those carryforwards.

     Significant components of the Company's deferred tax liabilities and assets as of January 1, 1995 are as follows:

Deferred tax liabilities:
  Tax over book depreciation and
    bases differences on property,
    plant, equip.         $4,649,000
  Inventories                418,000
     Total deferred
      tax liabilities      5,067,000
Deferred tax assets:
  Net operating loss
    carryforwards          1,725,000
  Provision for 1993
    special charges           94,000
  Other - net                241,000
     Total deferred
      tax assets           2,060,000
  Valuation allowance for
    deferred tax assets   (  424,000)
     Net deferred
      tax asset            1,636,000
     Net deferred
      tax liabilities    $ 3,431,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW
     The Company's net sales for the six months and second quarter ended June 30, 1995, increased 25.3% and 23.5% to $19,755,0000 and $10,133,0000, respectively. Approximately one-half of the net sales increase in both periods was attributable to the Company's die casting division formed in December 1994. All, but the Romeoville, IL, manufacturing operations recorded the balance of the net sales increase. The Company's booked orders were $11.5 million.

     Operating income for the same periods decreased $196,000 (9.7%) and $98,000 (9.4%) to $1,832,000 and $939,000, respectively. The decrease was primarily attributable to operating loses of $75,000 and $120,000 from the die casting division and a decrease in the first quarter in operating income from Pathe Advanced Composites. The increase in net sales from spring operations were not fully realized as the operations incurred higher raw material and direct labor costs.

     Net income for the reported periods decreased $591,000 and $343,000 to $139,000 and $43,000, respectively.

NET SALES
     The Company's net sales for the six months ended June 30, 1995, were $19,755,0000, up 25.3% from the $15,761,000 recorded in the 1994 comparable period. Spring operations contributed $3,845,000 in net sales increase including $2,220,000 in sales from the newly formed die casting division. Pathe Advanced Composites contributed $149,000 in net sales increase. All of the spring manufacturing plants, except for Romeoville, IL, recorded increased sales. The Romeoville plant decrease in net sales, all in the second quarter - reflects some delays in raw material deliveries and temporary inefficiencies in manufacturing as the plant converts to a full CNC operation. While Pathe Advanced Composite's sales have increased for the six months in 1995, the mix has changed from stitching/fabrication (higher margin) to manufacturing and technical assistance reflecting the Company's award, along with Ingeroll, of the NASA/McDonnell Douglas prototype production stitching machine and the Company's sole award to manufacture the new generation Pathe 9104 stitching machine for McDonnell Douglas' Huntington Beach testing facility. Booked orders from Spring operations (including blanket orders) were $10.4 million including $1.0 million from the Die Casting Division. Booked orders are down $.5 million compared to March 31, 1995, reflecting a slight softening in the US manufacturing economy and the attendant affect on demand for spring products. This trend continued in July 1995. Booked orders for Pathe Advanced Composite's were $1.1 million. Noteworthy, in Pathe's order log, is the first order - prior to completion of the prototype - of the Company's newly announced CNC chain stitching machine primarily for the mattress industry; several orders are pending final completion of the prototype.

     The Company's net sales for the second quarter 1995 were $10,133,000, up 23.5%, from the $8,204,000 recorded in the comparable 1994 quarter. Spring operations contributed $1,838,000 including $1,053,000 in net sales from the newly formed die casting division. Pathe Advanced Composites contributed $91,000 in net sales increase. All spring manufacturing plants, except for Romeoville, IL, recorded increased net sales. The Romeoville plant experienced a $167,000 decrease in net sales as a result of delays in raw material deliveries and temporary inefficiencies in the full changeover to CNC manufacturing equipment. The die casting division experienced reduced sales in June 1995 compared to the monthly net sales average for the first five months due to unforeseen equipment breakdowns due in part to poor manufacturing practices. The lead times for spare parts and repairs are 4-6 weeks and the equipment is in the process of being repaired. Accordingly, the trend of reduced sales continued into July and August.

OPERATING INCOME
     Operating income for the six months ended June 30, 1995, decreased $196,000 to $1,832,000 compared to $2,028,000 for the comparable period. The decrease in operating income was attributable to a decrease of $88,000 ($111,000 in the first quarter 1995) from Pathe Advanced Composites operations, resulting, as expected, from the mix of stitching fabrication services in the first half of 1994, which commands a higher gross profit margin, to a cost plus arrangement with NASA/McDonnell Douglas in respect to equipment manufacturing and technical assistance on various new projects. These new projects, which commenced in the first quarter 1995, should benefit the second half 1995 comparisons to 1994. The Spring operations' increases in operating income ($148,000) was partially offset by $75,000 in operating losses, in the second quarter, at the die casting division. Spring operations' increase in net sales was not fully realized at the operating income level due to raw material price increases, increased direct labor as the Company attempts to balance its backorder level with customer expectations, and some manufacturing inefficiencies as the Company integrates new equipment and processing technologies into its manufacturing operations.

     Operating income for the second quarter 1995 decreased $98,000 to $939,000 compared to $1,037,000 for the comparable 1994 quarter. The decrease in operating income was attributable to an increase of $23,000 from Pathe Advanced Composites offset by a $120,000 loss from the newly-formed die casting division.

     Cost of Sales, as a percentage of sales, for the first half 1995 increased 3.2% to 77.2% due to: 1) product mix in sales at Pathe Advanced Composites; 2) below expectations gross profit margin at the die casting division due to manufacturing inefficiencies caused by equipment breakdowns; and, 3) .3% increase in cost of sales of spring operations due to raw material price increases and increased direct labor costs. Spring operations have not been able to balance backorders with customer expectations and obtain price increases to compensate for premium charges related to sales lead times, as the spring operation continues to increase it's market share through customer satisfaction and competitive pricing.

     Cost of Sales, as a percentage of sales, for the second quarter 1995 increased 3% to 77.5% due to: 1) product mix at Pathe Advanced Composites; 2) below expectation gross profit margin (7.2% compared to 12% in first quarter 1995 vs. expectation of 15-20%); and, 3) .5% increase in cost of sales at the spring operation.

     Selling and Administrative expenses increased $610,000 to $2,531,000 (12.8% of sales) for the six months ended June 30, 1995 compared to $1,921,000 for the prior year period. Selling expenses increased $251,000 to $1,063,000 (5.4% of sales) compared to $812,000 (5.2%) for the year ago period. Selling expenses, as a percentage of sales, increased due to higher promotional expenses related to expanded product introductions in the Mid-West Express catalog and higher fixed selling expenses of the die casting operation. Administration expenses increased $359,000 to $1,468,000 (7.4% of sales) compared to $1,109,000 (7.0%) for the comparable period. The increase was attributable to increased fixed administrative expenses related to the die casting operation.

     Selling and Administrative expenses increased $294,000 to $1,274,000 (12.6% of sales) for the second quarter 1995 compared to $980,000 (11.9% of sales). Selling expenses increased $81,000 to $501,000 (5.0%) compared to $420,000 a year ago. The percentage increase was attributable to the higher fixed selling expenses of the die casting operation. Administrative expenses increased $213,000 to $773,000 (7.6% of sales) for the second quarter compared to $560,000 (6.8% of sales) for the prior year. Again, the increase was attributable to the fixed administrative expenses of the newly-formed die casting operation.

     Interest expense for the six months and three months ended June 30, 1995 increased $770,000 to $1,663,000 and $450,000 to $881,000 for the respective periods. The increases were due to higher debt balances and effective rate on borrowings as the consequence of the Company's fixed rate, debt refinancing in December 1994.

INCOME TAX
     The provision for income taxes for the periods presented was based on the estimated effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 1995, the Company's current assets ($14.7 million) exceed current liabilities ($7.3 million) by $7.4 million which compares to the $7.8 million excess of current assets over current liabilities at December 31, 1994. Included in current liabilities at June 30, 1995 and December 31, 1994 is $3.9 million and $.5 million, respectively, borrowed under its revolving credit agreement which expires in June, 1996. The Company, in December 1994, refinanced its long-term debt and has successfully, in each of the past five years, been able to "roll-over" its revolving credit agreement.

      Since inception (June 1989), the Company has generated approximately $9.0 million in operating cash flow which has been used to fund a continuing modernization and automation program through capital equipment purchases, acquisitions to expand products and markets and increased working capital requirements for its Spring operations. Before the reduction for changes in net operating assets and liabilities of $2.0 million and $1.5 million for the six months ended June 30, 1995 and 1994, respectively, cash flow from operating activities were $1.2 million and $1.0 million for 1995 and 1994, respectively. Included in cash flow from operations is $1,663,000 and $893,000 in interest expense for 1995 and 1994, respectively.

     Short term debt at June 30 1995 includes $3.9 million borrowed under the Company's $5 million revolving credit line which was renewed in June 1994 and 1995 and amended in December 1994 (coincidental with the long-term refinancing) and expires in June 1996. The Company expects, as it has successfully done in the past, to renew or refinance its revolving credit line prior to expiration.

     In December 1994, the Company completed an important objective toward improving its total capitalization and long-term liquidity and reducing its exposure to fluctuating interest rates with a $27.0 million 11.25% fixed rate, long-term debt financing including $.5 million of detachable warrants, and $.5 million private equity offering. The net proceeds (after expenses) were used to repay; 1) all variable interest rate short-term and medium-term borrowings; 2) all the 14% subordinated and junior subordinated notes; 3) $4.6 million in redeemable preferred and preferred stock of Mid-West Spring and; 4) repurchase 1,256,150 shares of the Company's Common Stock. The new long-term debt facility permits the Company to maintain up to $5 million revolving line of credit. The new debt facilities require the Company, among other things, to maintain a current ratio of 1:1 or greater; tangible net worth, as defined, greater than $3.5 million; fixed charges coverage ratio of 1.70:1.0 (2:1 after December
1995); and debt coverage ratio of 5:5 or less (decreasing to 4.5:1 after December 1996). In addition, the debt facility provides that the prepayment of principal may, under certain circumstances, result in additional interest charges of up to approximately 8.75%. The effect of the new fixed rate refinancing will cause interest expense, which is deductible for income tax purposes, to increase $1.4 million over 1994 level of $1.7 million and the Preferred Stock of Mid-West Spring dividend requirement, which is not deductible for income tax purposes, to decrease $.6 million - an amount that was increasing at a 10% compound rate.

     Cash flows from operations, revolving line of credit and long-term debt refinancing at increased amounts, have been the Company's main source of capital to fund its operating and investing activities. Increased cash flow from operations and/or additional equity capital will most likely be required if the Company is to increase or accelerate its capital spending or acquisition programs.

     In 1995, the Company plans capital expenditures of approximately $2.0 million in each of 1995 and 1996 in order to continue to expand its existing products and markets. Future capital expenditures are expected to be funded by cash from operations. The Company believes it has a sufficient operating cash flow and working capital base to meet all of its obligations for the foreseeable future, including possible acquisitions to expand its existing products and markets.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS

     (a) Exhibits

         -  (27) Financial Data Schedule

     (b) On July 24, 1995, the Company filed Form 8-K (Item 5.) noting five actions approved by the shareholders at their annual meeting, as follows:
     1) election of five directors; 2) change of the Company's name to Mid-West Spring Manufacturing Company (formerly Pathe Technologies Inc.); 3) adoption of the 1995 Stock Incentive Plan; 4) increase of the authorized number of shares of its Common Stock to 31,000,000 shares (from 20,000,000 shares); and, 5) approve the directors of the Company, at their discretion, if, and when, in the best interest of the Company, to effect a one-for-seven reverse stock split.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    MID-WEST SPRING MANUFACTURING COMPANY

                    By:   /s/ Richard G. Reece
                         ________________________________
                          Richard G. Reece,
                          Chief Financial Officer

                                                    August 14, 1995