Form 10-Q
period 1995-09-30
MID WEST SPRING MANUFACTURING CO
filed 1996-05-03
CIK 731895

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549




                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


         Sept. 30, 1995                           0-16677
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

                           PATHE TECHNOLOGIES INC.

              (Former name, former address and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                         No

                  31,000,000 shares, $.0001 par value, 9,314,139
                        outstanding as of November 10, 1995
   (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)



                          PART 1 - FINANCIAL INFORMATION




  ITEM 1. FINANCIAL STATEMENTS

       The following condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of results that may be expected for the year ended December 31, 1995.

       Information with respect to all periods ending September 30, 1995 and 1994 is unaudited and the balance sheet data at December 31, 1994 has been derived from audited financial statements.


              MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                               Sept. 30,        DECEMBER 31,
                                                 1995              1994
  ASSETS
  CURRENT ASSETS:
    Cash                                        $    36,000   $    408,000
    Trade Accounts Receivable, net                5,077,000      3,846,000
    Inventories
       Finished Goods                             3,476,000      2,811,000
       Work-in-Process                            2,226,000      1,762,000
       Raw Materials and Parts                    3,428,000      2,756,000
                                                  9,130,000      7,329,000
    Prepaid Expenses and Other                      910,000        583,000
            TOTAL CURRENT ASSETS                 15,153,000     12,166,000

  Property, Plant & Equipment, net               20,013,000     18,695,000
  Purchase Cost in Excess of Assets Acquired      8,408,000      8,610,000
  Other                                           1,498,000      1,396,000
                                                $45,072,000   $ 40,867,000

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Notes Payable to Bank                         4,118,000       600,000
    Accounts Payable                              2,645,000     2,740,000
    Accrued Payroll & Other Expenses              1,181,000       945,000
    Income Taxes Payable                                 --        52,000
    Accrued Interest                                766,000            --
          TOTAL CURRENT LIABILITIES               8,710,000     4,337,000
  Long-Term Debt                                 26,459,000    26,437,000
  Deferred Income Taxes and Other                 4,058,000     4,028,000
  Preferred Stock of Mid-West Spring
     & Stamping Corp.                             2,227,000     2,227,000
  COMMON STOCKHOLDERS' EQUITY:
    Common Stock, par value $.0001; 31,000,000
    shares authorized; 10,570,289 shares
    issued, respectively                                 --            --
    Paid-in-Capital                               6,559,000     6,559,000
    Retained Earnings (Deficit)                  (2,062,000)   (1,842,000)
    Treasury Stock, at cost(1,256,150 shares)      (879,000)     (879,000)

            TOTAL COMMON STOCKHOLDERS' EQUITY     3,618,000     3,838,000
                                                $45,072,000   $40,867,000


  See Notes



              MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                   Three months ended        Nine months

                                    ended, Sept. 30,        ended Sept. 30,

                                     1995      1994        1995       1994

  NET SALES                     $ 9,143000 $8,422,000  $28,898,000 24,183,000

  Cost and expenses:
    Cost of sales                 7,305,000  6,488,000  22,556,000 18,146,000
    Selling and administrative    1,412,000  1,119,000   3,943,000  3,040,000
    Amortization of intangibles      71,000     74,000     212,000    220,000

                                  8,788,000  7,673,000  26,711,000 21,406,000

  OPERATING INCOME                  355,000    749,000   2,187,000  2,777,000

    Interest expense                894,000    463,000   2,557,000  1,356,000

  Income (loss)before income
    taxes                         ( 539,000)   286,000  (  370,000) 1,421,000

    Provision (benefit) for
      Income taxes                ( 180,000)    86,000  (  150,000)   491,000


  NET INCOME (LOSS)              ($ 359,000) $ 200,000 ($  220,000) $ 930,000

  Preferred Stock of Mid-West
    Spring & Stamping Corp.
    Dividend Requirement             46,000    198,000     130,000    578,000

  Income (loss)attributable to
    Common Shares                ($ 405,000) $   2,000 ($  350,000) $ 352,000

  Income (loss) Per Common Share     ($ .04)    $  .00     ($  .04)    $  .04


  Weighted average number of
     shares outstanding          10,069,877   9,915,316 10,069,877  9,908,802


  See Notes




              MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                            COMMON STOCKHOLDERS' EQUITY


                                COMMON STOCK      Additional   Retained    Treasury
                                                   Paid-in-    earnings
                              Shares      Amount   Capital     (deficit)     Stock

  Balance, December 31, 1994  10,570,289  $  -   $ 6,559,000  ($1,842,000)  ($ 879,000)


   NET INCOME                                                      96,000

  Balance, March 31, 1995     10,570,289     -   $ 6,559,000  ($1,746,000)  ($ 879,000)

   NET INCOME                                                      43,000


  Balance, June 30, 1995      10,570,289     -   $ 6,559,000  ($1,703,000)  ($ 879,000)


   NET LOSS                                                   (   359,000)


  Balance, Sept. 30, 1995     10,570,289     -  $ 6,559,000   ($2,062,000)  ($ 879,000)



  See Notes


              MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

                                                       Nine months ended
                                                         September 30,
                                                       1995         1994

  CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
    Net Income (Loss)                              ($  220,000)   $  930,000
    Adjustments to reconcile net income/loss to
    net cash from operating activities:
      Depreciation and amortization                  1,537,000     1,457,000
      Deferred income taxes                         (  150,000)      426,000
      Changes in net operating assets and
         liabilities, net of effects from
         1993 acquisitions                          (2,504,000)  ( 2,531,000)
                                                    (1,337,000)      282,000


  CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
    Purchase of equipment                           (2,545,000)  ( 2,161,000)
                                                    (2,545,000)  ( 2,161,000)

  CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net      3,518,000     1,614,000

    Principal payments on long-term debt, net               --       394,000
    Cash overdraft                                          --         3,000
    Other                                           (    8,000)  (   167,000)

                                                     3,510,000     1,844,000

  NET INCREASE IN CASH                             ($  372,000)  ($   35,000)

  Cash, Beginning                                   $  408,000    $  116,000

  Cash, End                                         $   36,000    $   81,000

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                      $1,680,000    $  400,000
      Income taxes                                      67,000        24,000
    Noncash investing activities:
      Reverse purchase of Pathe                             --            --
    Noncash financing activities:
      Common Stock issued                                   --       278,000
      Redeemable Preferred Stock of Mid-West
        Spring and Stamping Corp.
        dividend requirement                                --        33,000




  See Notes

                         NOTES TO CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

  1. Preferred Stock

       At September 30, 1995, there were $590,000 of accumulated and undeclared dividends in respect to Preferred Stock of Mid-West Spring and Stamping Corporation.

  2. Taxes

       A reconciliation between the Company's effective tax rate and the US statutory rate (34%) at September 30, is as follows:
                                                 1995    1994

       Statutory tax expense                 ($ 126,000) $483,000
       Nondeductible amortization of cost
         in excess of net assets acquired        75,000    87,000
       Other, various items                   (  99,000)(  79,000)
                                              ($150,000) $491,000

       At September 30, 1995, the Company has net operating loss carryforwards of $4.9 million for income tax purposes that expire in the years 2000 through 2008. The timing of utilization of these carryforwards may be subject to annual limitations. $2.0 million of these carryforwards resulted from the Company's 1993 reverse purchase of Pathe. For financial reporting purposes, a valuation allowance of $424,000 has been recognized to offset the deferred tax assets related to those carryforwards.

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


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS

  OVERVIEW

       The Company's net sales for the nine months and third quarter ended September 30, 1995, increased 19.5% and 8.6% to $28,898,0000 and $9,143,000, respectively. For the nine and three month periods, the Company's newly formed die casting division contributed $3.0 million and $.8 million of sales increases. Spring operations contributed $1.2 million in sales increases for the first nine months; and, for the third quarter, recorded $.3 million in sales decrease reflecting customer delays in shipments as they balance inventory levels. The Company's booked orders were $11.2 million.

       Operating income for the same periods decreased $590,000 and $394,000 to $2,187,000 and $355,000, respectively. The decrease was primarily attributable to operating loses of $335,000 and $260,000 from the die casting division and a decrease in the third quarter in operating income from Springs operation. In the third quarter, Spring operations' direct manufacturing costs were excessive compared to current shipment volumes. The Company, based on recent shipment trends, has implemented a program to moderate this imbalance by reducing, over the next six months, approximately $1.1 million in indirect manufacturing costs.

       Income for the reported periods decreased $1,150,000 and $559,000 to net loss of $220,000 and $359,000, respectively.

  NET SALES

       The Company's net sales for the nine months ended September 30, 1995, were $28,898,0000, up 19.5% from the $24,183,000 recorded in the 1994 comparable period. Spring operations contributed $4,246,000 in net sales increase including $3,029,000 in sales from the newly formed die casting division. Pathe Advanced Composites contributed $469,000 in net sales increase. All of the spring manufacturing plants, except for Romeoville, IL, recorded increased sales. The Romeoville plant decrease in net sales, approximating $365,000 in the second and third quarters, reflects some delays in raw material deliveries and temporary inefficiencies in manufacturing as the plant converts to a full CNC operation. In September, the Company, reacting to the continued trend of decreased shipments at Romeoville, formed a special task force to review and implement changes to production scheduling and organization. Shipments increased in September and October with October 1995 shipments ahead of October 1994. While Pathe Advanced Composite's sales have increased for the nine months in 1995, the mix has changed from stitching/fabrication (higher margin) to manufacturing and technical assistance reflecting; 1)the Company's award, along with Ingersoll, of the NASA/McDonnell Douglas prototype production stitching machine; 2) the Company's sole award to manufacture the new generation Pathe 9104 stitching machine for McDonnell Douglas' Huntington Beach testing facility; and 3)demand for CNC chain stitching equipment. Booked orders from Spring operations (including blanket orders) were $10.2 million including $1.0 million from the die casting division. Booked orders are down $.2 million compared to June 30, 1995, reflecting a slight softening in the US manufacturing economy and the attendant affect on demand for spring products. This trend continued in October 1995, albeit at a slower rate. Booked orders for Pathe Advanced Composite's were $1.0 million. Noteworthy, in Pathe's order log, are five orders - prior to completion of the prototype - of the Company's newly announced CNC chain stitching machine primarily for the mattress industry; several orders are pending final completion of the prototype.

       The Company's net sales for the third quarter 1995 were $9,143,000, up 8.6%, from the $8,422,000 recorded in the comparable 1994 quarter. Spring operations contributed $493,000 including $808,000 in net sales from the newly formed die casting division. Pathe Advanced Composites contributed $228,000 in net sales increase. The Romeoville, Mentone, St. Paul and Michigan plants experienced a $414,000 decrease in net sales as a result of a softening in demand for spring products as customers balanced inventory levels. In October, all plants recorded increases in net sales. The die casting division experienced reduced sales in the third quarter compared to the monthly net sales average for the first five months due to unforeseen equipment breakdowns due in part to poor manufacturing practices. The lead times for major parts and repairs are scheduled for mid-November and the equipment is in the process of being restored and repaired. Accordingly, the trend of reduced sales continued into October.

  OPERATING INCOME

       Operating income for the nine months ended September 30, 1995, decreased $590,000 to $2,187,000 compared to $2,777,000 for the comparable period. Operating income from Spring operations decreased $548,000 including $335,000 in operating losses from the die casting division. The die casting division is suffering the effects of equipment breakdowns. The division expects to complete is major equipment repairs and new equipment purchases in November 1995, which should help normalize the manufacturing inefficiencies experienced since May 1995. The other Spring plants recorded decreases in operating income, in the third quarter, on lower sales and continued increases in health and welfare costs.

       Operating income for the second quarter 1995 decreased $394,000 to $355,000 compared to $749,000 for the comparable 1994 quarter. Operating income from Spring operations decreased $591,000 including $260,000 in operating losses from the die casting division. The Company anticipates, upon the completion of equipment repairs and new equipment purchases, the division should return to profitable operations. For the other Spring operations, the Company, responding to continued softness in demand for springs has instituted a program to reduce, through headcount reductions and centralization, indirect manufacturing costs by $1.1 million over the next six months. To date, the Company has reduced indirect manufacturing headcount by 31 people.

       Cost of Sales, as a percentage of sales, for the first nine months increased 3.0% to 78.0% due to: 1) product mix in sales at Pathe Advanced Composites; 2) below expectations gross profit margin at the die casting division due to manufacturing inefficiencies caused by equipment breakdowns; and, 3) .7% increase in cost of sales of spring operations due to increased direct and indirect labor costs and increased health and welfare costs. Spring operations have not been able to balance backorders with customer expectations and obtain price increases to compensate for premium charges related to sales lead times, as the spring operation continues to increase it's market share through customer satisfaction and competitive pricing.

       Cost of Sales, as a percentage of sales, for the third quarter 1995 increased 2.9% to 79% due to below expectation gross profit margin at the die casting division - (16%) compared to 12% in the first quarter 1995 vs. expectation of 15-20% - and 1.7% increase in cost of sales at the other spring operations due to indirect manufacturing inefficiencies.

       Selling and Administrative expenses increased $903,000 to $3,943,000 (13.6% of sales) for the nine months ended September 30, 1995 compared to $3,040,000 (12.6% of sales) for the prior year period. Selling expenses increased $228,000 to $1,509,000 (5.2% of sales) compared to $1,281,000
  (5.3%) for the year ago period. Administrative expenses increased $675,000 to $2,434,000 (8.4% of sales) compared to $1,759,000 (7.3%) for the comparable period. The increase was attributable to increased fixed administrative expenses related to the die casting operation and increased health and welfare costs at corporate.

       Selling and Administrative expenses increased $293,000 to $1,412,000 (15.4% of sales) for the third quarter 1995 compared to $1,119,000 (13.3% of sales). Selling expenses increased $3,000 to $472,000 (5.2%) compared to $469,000 (5.6% of sales) a year ago. Administrative expenses increased $290,000 to $940,000 (10.3% of sales) for the third quarter compared to $650,000 (7.7% of sales) for the prior year. Again, the increase was attributable to the fixed administrative expenses of the newly-formed die casting operation and increased health and welfare costs at corporate..

       Interest expense for the nine months and three months ended September 30, 1995 increased $1,201,000 to $2,557,000 and $431,000 to $894,000 for the
  respective periods. The increases were due to higher debt balances to finance increased working capital and capital expenditure requirements and the higher effective rate on borrowings as the consequence of the Company's fixed rate, debt refinancing in December 1994.

  INCOME TAX

       The provision for income taxes for the periods presented was based on the estimated effective tax rate for the year.


  LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1995, the Company's current assets ($15.1 million) exceed current liabilities ($8.7 million) by $6.4 million which compares to the $7.8 million excess of current assets over current liabilities at December 31, 1994. Included in current liabilities at September 30, 1995 and December 31, 1994 is $4.1 million and $.5 million, respectively, borrowed under its revolving credit agreement which expires in June, 1996. The Company, in December 1994, refinanced its long-term debt and has successfully, in each of the past five years, been able to "roll-over" its revolving credit agreement.

        Since inception (June 1989), the Company has generated approximately $9.7 million in operating cash flow which has been used to fund a continuing modernization and automation program through capital equipment purchases, acquisitions to expand products and markets and increased working capital requirements for its Spring operations. Before the reduction for changes in net operating assets and liabilities of $2.5 million and $2.5 million for the nine months ended September 30, 1995 and 1994, respectively, cash flow from operating activities were $1.2 million and $2.8 million for 1995 and 1994, respectively. Included in cash flow from operations is $2,557,000 and $1,356,000 in interest expense for 1995 and 1994, respectively.

       Short term debt at September 30 1995 includes $4.1 million borrowed under the Company's $5 million revolving credit line which was renewed in June 1994 and 1995 and amended in December 1994 (coincidental with the long-term refinancing) and expires in June 1996. The Company expects, as it has successfully done in the past, to renew or refinance its revolving credit line prior to expiration.

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

       In 1995, the Company plans capital expenditures of approximately $2.6 million in 1995 in order to continue to expand its existing products and markets and to restore and upgrade the equipment at the die casting division. Future capital expenditures, which are expected to be nominal, are expected to be funded by cash from operations. The Company believes it has a sufficient operating cash flow and working capital base to meet all of its obligations for the foreseeable future, including possible acquisitions to expand its existing products and markets.




                            PART II - OTHER INFORMATION



  ITEM 6. EXHIBITS AND REPORTS

       (a) Exhibit (27) Financial Data Schedule
       (b) On July 24, 1995, the Company filed Form 8-K (Item5.) noting five actions approved by the shareholders at their annual meeting, as follows: 1) Election of five directors: C. Stephen Clegg, Kenneth E. Scipta, William V. Codos, George A. Stinson and Jacob Pollock. The votes cast in favor of this slate were 6,609,175; 2) Change of the Company's name to Mid-West Spring Manufacturing Company (formerly Pathe Technologies Inc.) The votes cast is favor of this proposal were 6,601,150 and against was 8,950.; 3) Adoption of the 1995 Stock Incentive Plan. The votes cast in favor of this proposal were 5,920,801 and against were 20,500.; 4) Increase of the authorized number of shares of its Common Stock to 31,000,000 shares (from 20,000,000 shares). The votes cast in favor of this proposal were 6,592,000 and against were 17,000; and, 5) Approve the directors of the Company, at their discretion, if, and when, in the best interest of the Company, to effect a one-for-seven reverse stock split. The votes cast in favor of this proposal were 6,592,815 and against were 17,285.




                                     SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MID-WEST SPRING MANUFACTURING COMPANY

                              By   /s/ Richard G. Reece
                                   Richard G. Reece,
                                   Chief Financial Officer

                                     November 10, 1995