Form 10-K
period 1995-12-31
MID WEST SPRING MANUFACTURING CO
filed 1996-05-17
CIK 731895

=====================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   __________
                                    FORM 10-K
(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to _________
                         Commission File Number 0-16677
                                 ______________
                   MID-WEST SPRING MANUFACTURING COMPANY INC.
             (Exact name of registrant as specified in its charter)

         Delaware                            11-2661683
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer identification No.)

1404 Joliet Road, Suite C, Romeoville, IL          60446
 (Address of principal executive offices)                       (Zip Code)
                                 (708) 739-3800
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

      Title of each class     Name of each exchange on
                              which registered
         None

      Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value
                                (Title of Class)

   As of February 28, 1996, the aggregate market value of the Company's $0.0001 par value Common Stock held by non-affiliates was approximately $1,592,689 based on average closing bid and asked prices for the stock.

   As of February 28, 1996, there were 9,314,139 common shares of $0.0001 par value Common Stock outstanding.

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    NO__X_

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [  ]
                    =====================================

                                     PART I
ITEM 1. BUSINESS.

GENERAL

     Mid-West Spring Manufacturing Company, Inc.(formerly Pathe Technologies, Inc.), a Delaware corporation, was organized on August 4, 1983 for the purpose of acquiring all the issued and outstanding common stock of Multi-Needle Equipment Corporation, the successor company to Pathe Equipment Corporation founded in 1932. On March 8, 1993, Pathe Technologies Inc. acquired all the issued and outstanding stock of Mid-West Spring Manufacturing Company in a stock exchange agreement which has been accounted for as a "reverse" purchase.

     The Company generates revenues from (i) sales of a complete range of manufactured cold and hot formed, specialty springs, wire forms and metal stamping products; (ii) sales of aluminum and zinc die casting parts; (iii) sales of specially designed and manufactured computer controlled sewing/quilting machinery and attendant sale of spare parts and service; (iv) sales of stitching fabrication services for advanced composite materials and (v) sales of computer controlled spring coiler machines. Revenues from the sales of specialty springs represented 84.9%, 96.1%, 98.5% for 1995, 1994, and 1993 respectively.

     The Company through its subsidiary, Mid-West Spring and Stamping Corp., ("Spring"), one of the largest non-bedding spring companies in the United States, manufactures and sells a complete line of cold and hot formed, specialty springs, wire forms and metal stamping products. These products include compression, extension, torsion and flat springs, spring washers, clock springs, wire forms and precision stampings. Within each category there is a variety of spring products that differ with size and strength and vary according to the product's use. The key characteristics of basic spring design are force, deflection, stress, and the inter-relationships of the three. Also important are dimensions, types of material, and types of end. Spring's products are sold to a diverse customer base in the industrial sector of the economy primarily located in the midwestern United States. This customer base includes over 3,500 active customers with an average order size of less than $1,000. Spring's sales are spread over a wide range of industries and no single customer accounts for more than 5% of sales.

     In late 1989, Spring embarked on a major technological modernization program to significantly automate and modernize its manufacturing operations, including systematic replacement of old mechanical spring/coiler machines with new or retrofitted computer controlled, spring/coiler machines, on-line job scheduling, costing and monitoring systems and customer access, via modem, to job status reports. These capital expenditures involve the continuation of Spring's plant modernization program by systematically replacing existing equipment, through retrofit or purchase, to new, computer controlled equipment and modular accessory equipment. These capital expenditures, which have aggregated $15.7 million (including tools and dies) since 1989, have been funded with medium-term equipment financing, bank lines of credit and cash from Spring's operations. The major components of the modernization program were completed in September 1995. Future capital expenditures, primarily for tools and dies, are expected to be modest and funded from cash from Spring s operations.

     The Company, at its Irvington NJ facility, manufactures several models of computer controlled multi-needle and single needle quilting machines for sale to the mattress, bedspread, comforter quilted garment manufacturing industry, various models of computer controlled spring coilers for exclusive sale to Spring, and, equipment design and manufacture and fabrication stitching of advanced composite materials, primarily to the aerospace industry. It has developed proprietary computer aided design and computer aided manufacturing (CAD/CAM) software which it refers to as the Direct Interface System. This software, which is incorporated in all new machinery (and may be retrofitted to existing machinery), reduces the time and cost necessary to alter quilting/stitching patterns for the stitching of nongeometric irregular and interrupted patterns of almost unlimited length and complexity. This software also reduces the time and cost of spring manufacturing set-up, reduces scrap and maintains high tolerance specifications through continuous monitoring and "on the fly" corrections. Pathe continually explores new applications for utilizing the CAD/CAM technology embodied in its Direct Interface System programming in a variety of applications where the ability to input, complete designs and patterns, simply and economically, and to automatically control and monitor mechanical operations, would be valuable.

     In December 1994, Spring formed a die casting division located in Denville, NJ, initially, to cast aluminum and zinc parts. The Denville plant manufactures a limited range of aluminum and zinc die cast parts in varying weights up to 7lbs. Spring intends to utilize its existing sales force and existing customer base to sell and market its die casting capabilities.

     For the foreseeable future, the Company's proposed plan of operation includes (i) the search for acquisition candidates to complement and expand the Company's present spring business activities including new products and markets;
(ii) the search for joint venture arrangements which will enable the Company to expand its stitching and composite fabrication expertise and more rapidly advance its present composite fabrication and equipment design activities; (iii) the continuation of integrating new manufacturing processes to maximize the "rated" efficiencies of the new equipment investments; (iv) the conversion of preferred stock to common stock and (v) the continuation of its present manufacturing activities. Through 1995, the Company has made important progress in accomplishing many of its stated objectives, however, there can be no assurance that the Company will continue to make progress in accomplishing any or all of these stated objectives. These planned activities are intended to be financed from working capital and cash flow from operations and capital infusions through private and public share offerings. The Company does not intend to commit material amounts of research and development in connection with these proposed activities nor does it presently envision material increases in personnel levels.

PRODUCTS AND SERVICES

     Spring generates revenues from the manufacture and sale of a complete range of cold formed and hot formed, specialty springs and metal stamping products, as well as, the manufacture and sale of aluminum and zinc die cast parts. The spring products include compression, extension, torsion and flat springs, spring washers, clock springs, wire forms and precision stampings. In addition, Spring provides a complete line of "stock" springs and metal die springs which are marketed primarily through its catalogue, Mid-West Express. Generally, all these products are sold to manufacturers to serve as component parts of other products. Within each category there is a variety of spring products that differ with size and strength and vary according to the product's use. The key characteristics of basic spring design are force, deflection, stress, and the inter-relationships of the three. Also important are dimensions, types of material, and types of end.

     Compression Springs - A compression spring is an open-coil helical spring that offers resistance to a compressive force applied axially. Compression springs are the most common type of spring and are found in countless products, such as home appliances, touch-tone phones, light machinery, and computer keyboards. The coils of compression springs are open when the spring is in the relaxed state. Compression springs are usually coiled as a constant-diameter cylinder. Other common forms of compression springs include conical, tapered, concave, convex, or various combinations of the foregoing as required by the proposed application. Because performance irregularities are concentrated at the spring's two ends, the ends of higher-performance compression springs are generally ground so that the spring will seat itself evenly at each end. End grinding also reduces the amount of space required for a given spring force. Spring makes compression springs, in production wire sizes, ranging from .004 inches through .200 inches.

     Extension Springs - Extension springs are springs that absorb and store energy by offering resistance to a pulling force. Extension springs are more commonly found in mechanical applications such as the old fashioned screen door spring. This group includes the complex draw-bar spring and the constant-force extension spring. Extension springs absorb and store energy by offering resistance to extension; that is, they are used to keep things closed. They are generally "close wound", with each coil touching its neighbors -- one way by which the layman can visually distinguish an extension spring from a compression spring. Various types of ends are used to attach the extension spring to the source of the force. Spring makes extension springs, in production wire sizes, ranging from .004 inches through .200 inches. A wide range of end styling is available in extension springs including basic "hook and loop" types together with special-end treatments.

     Torsion Springs - Torsion springs, whose ends are rotated perpendicularly from the body of the spring, offer resistance to externally applied torque. The wire itself is subjected to bending stresses rather than torsional stresses, as might be expected from the name. Hinge springs are the most common example of a torsion spring. Springs of this type are usually closely wound and reduced in coiled diameter and increase in body length as they are deflected. The design must consider the effects of friction and arm deflection on the torque. Special types of torsion springs include double torsion springs and springs having a space between the coils to minimize friction. Spring makes torsion springs, in production wire sizes, ranging from .004 inches to 2.00 inches in diameter. End treatment can be almost any shape or form and is usually designed to accommodate assembly into other piece parts. The major use of torsion springs is mechanical. They are seldom used in high-speed engineering processes, although torsion springs are found in use as clutches in engines of various sorts. Because of the nature of torsion springs, they tend to be highly engineered.

     Volute Springs - Volute springs are conical shaped compression springs made of rectangular cross-sectional material constructed so that the coils telescope into each other. They are used where an increase in stiffness is desired as deflection approaches solidity. Many variables are given consideration in meeting specifications in volute spring design and, therefore, they require a high degree of engineering. The use of volute springs has decreased, due to their relative high cost, but, are still used in "clipping" applications such as certain toe nail or garden clippers.

     Belleville Springs - A Belleville spring is a conical disc having constant material thickness and used as a compression spring. Belleville springs may be used where loads are heavy and space and deflection requirements are limited. Discs may be installed singularly or stacked in sets. When serving as lock-washers and the like, single discs are common but when piled together, they exhibit a range of properties. For example, the stacks can be made to sustain heavy forces in limited space, with small deflections. These deflections can be restricted, while multiplying the force they apply, by nesting them like a stack or pile of saucers. The deflection can be increased with the same applied force by stacking the washers so that the "saucers" alternate. In-between variations can be effected by mixing the "saucers" in various orderly ways.

     Single Belleville washers (sometimes small stacks) are used in fastening and bolting. A large proportion of them, for example, are formed out of non-ferrous metals and used in power transformers, bus bars and other electric distribution-system components, where it is necessary for bolted assemblies to accommodate the differential expansion of metals or alloys, such as copper and aluminum.

     Spring Washers - Spring washers are used to keep fasteners secure, to distribute loads, absorb vibrations, compensate for temperature changes, eliminate side and end play, and control end pressure. Spring washers are becoming more widely used because of trends toward miniaturization and greater compactness of design. They afford space and weight advantages over conventional wire springs and, when compared on an installed cost basis, they are often more economical to use.

     Garter Springs - A garter spring is a special closed coiled, long extension spring with its ends fastened together and used in the form of a ring. It is used principally in mechanical seals on shafting and as belts and holding devices. Garter springs are customarily ordered in straight lengths and their ends fastened at assembly.

     Clock Springs - Clock springs are constant force springs made from strips of flat spring material wound to a given curvature so that in its related condition it is in the form of a tightly wound coil or spiral. A constant force is obtained when the outer end of a spring is extended tangent to the coiled body of the spring. A constant torque is obtained when the outer end of the spring is attached to another spool and caused to wind in either the reverse or same direction as it is originally wound.

     Flat Springs and Stampings - The term "flat springs" covers a wide range of springs and stampings fabricated from flat strip material which, on being deflected by an external load, will store and then release energy. They are omnipresent and polymorphous, being found in virtually every electric light switch, in appliances, in automotive suspensions and elsewhere, and in shapes ranging from a simple bar or strip fastened at one end to the cross-section of a flattened bubble, a key, a latch, or (as in the leaf spring), a stack of pancakes. Only a small portion of a complex shaped stamping may actually be functioning as a spring. Their manufacture involves machines as well as materials which differ markedly from those used for wire spring -- multi-slide presses instead of coilers and strip metal instead of wire. Flat springs with critical shapes and forms are usually made from annealed materials and must be hardened and tempered after they are completed.

     Wire Forms - The range of possibilities and applications in wire forms is limitless. Clips, clamps and collars are the most elementary types of wire forms, although contemporary engineering has greatly expanded the product line. Spring manufacturers wire forms from .004 inches and higher.

     The Company also generates revenues from its subsidiary, Pathe Technologies Inc. ("Pathe") in Irvington, NJ., through the sale of computer controlled industrial multi-needle and single needle stitching equipment and parts, specialty advanced composite textile stitching machinery and manufacturing services, and computer controlled wire forming and spring making machinery.

QUILTING MACHINE PRODUCT LINES

     The Company presently manufactures several models of computer controlled multi-needle and single needle quilting machines for use primarily in mattress manufacturing, bedspread and comforter manufacturing and quilted garment manufacturing. All such machines are manufactured to order, with delivery usually within 120 days of order. In the case of quilting/stitching machines, the various models which are manufactured differ from each other insofar as they are designed to accommodate various thicknesses of material, various degrees of complexity of stitching design, and different material handling systems. All of the Company s quilting machines are computer controlled using the Company s proprietary software for Computer Aided Design/Computer Aided Manufacturing ("CAD/CAM"). Pathe s (a division of the Company) methodology consists of the Direct Interface System ("DIS") programming and the associated hardware. The system is centered around a touch screen interface and runs under Windows NT. This development is the basis for Pathe s strategy of replacing mechanical linkages with electronic linkages to greatly improve the reliability and at the same time greatly increase the capability of the machine. In Pathe s multi-needle machine, servo motors now control all movements of the machine - horizontal, vertical and rotational. In the case of the fixed frame, single needle machine there are 5 separate axis under computer control In the case of spring coiler machines, there are 4 or more servo motors under computer control regulating torsion, pitch, diameter and wire feed operations.

     Quilted goods are manufactured either by: (i) quilting an entire roll of fabric (e.g. mattress panels), or (ii) stitching one complete design throughout a pre-cut piece of fabric (e.g. a bed quilt). The first method is accomplished with a roll-fed, multi-needle machine (Pathe Models MCCS 5000 and MDI 4500) where several layers of materials (i.e. ticking, foam, and backing) are fed continuously and the needle carriage moves laterally to sew the desired design as well as sew the several layers together. The second method utilizes a single needle technique (Pathe Model SDI 5000) where the materials are held in a frame which moves in a preprogrammed pattern. Some applications require more versatility from the sewing equipment. To meet this demand, particularly for the aerospace industry, Pathe has developed a series of stitching machines of various sizes with a fixed frame where the fabric remains stationary and sewing head moves (Pathe Models CFQ 9100 and 9400).

     The Company also services the machinery sold by it. It does not provide service contracts, but charges users for parts, labor and travel for each service call. Pathe s machinery is equipped with electro/mechanical safety control devices as well as operator manual intervention controls for possible operating malfunctions. For the past fifteen years that Pathe has manufactured or sold computer controlled equipment, it has not experienced any actual or threatened claims arising from software malfunctions. Accordingly, Pathe s management believes that its liability, if any, is limited to replacement value of the software and that it will not incur any liability for consequential damages resulting from malfunctions of the software. There can never be any assurance that this will continue to be the case. Pathe has not encountered significant expenses for servicing its machines under warranty, and its experience, for the past sixty-seven years, has shown its products to be comparatively trouble-free and serviceable by user personnel.

ADVANCED COMPOSITE MATERIALS

     Stitch-Bonded Composite Materials - In December 1990, Pathe first received contracts from McDonnell Douglas Aerospace of Long Beach, CA., in connection with NASA s ICAPS program (Innovative Compositry Aircraft Primary Structures), to develop, design and manufacture special stitching machinery for the stitching and fabrication sewing of dry-form carbon fiber material composites for use in aircraft wings and airframes. In addition, in August 1992, NASA took delivery of a smaller/testing lab version (2 x4 sewing area) of the CFQ 9100C for its ongoing studies into advanced composite material technology. These composite materials will be 30% lighter, but equally as strong and damage resistant as the metal sections they replace. In 1995, MDA purchased another specialty carbon fiber stitching machine (10 x 15 part size) for their own internal aircraft research and development purposes. In 1994 and 1995 McDonnell Douglas Aerospace Transport Aircraft ("MDA"), under a NASA program, contracted with Pathe for the design and manufacture of special sewing equipment and computer control systems for a full-scale prototype production sewing machine capable of stitching carbon fiber preforms for commercial aircraft wing cover panels (10 x70 part size) in connection with the NASA ICAPS program. Pathe has also performed stitching fabrication services for Dow-UT, Hamilton Standard and University of Michigan. Since 1994, this composite work totaled over $2.5 million. Management believes that Pathe is currently considered the world leader in stitched composite machinery, and is well positioned to take advantage of this potential developing market.

Aerospace Insulation Sewing Equipment

     In 1990, the Company designed and developed a special machine for aerospace insulation. In 1991, the Company completed engineering and manufacturing of this machine and shipped one unit to Rockwell International. While the need for this specialized equipment is unique, and the Company continues to provide service and parts for this equipment, it demonstrates the Company s ability to design and manufacture specialized stitching equipment for the aerospace industry.

OPERATIONS

     The spring manufacturing process varies significantly with the type of spring being produced, although the procedures can be described generally for most coiled springs. Orders placed with Spring are assigned to an engineer for review. The product may require assisted engineering by Spring, or little or no engineering, as is the case in simple or previously designed springs. The design of springs is an iterative process requiring knowledge of raw material characteristics and involves extensive use of tables, charts and computer-assisted calculations.

     Once a spring's design has been completed, it is sent onto the shop floor and assigned to a "set-up" person to prepare a coiling machine or machines to produce the actual product. The "set-up" person's function is to translate the design formulae for a particular spring to the mechanics of the coiling machine. This process is now being simplified through the use of computer controlled equipment such as the Pathe computer controlled spring coiler.

     After set up and initial testing, the production machines are capable of coiling on a fully automated basis. Large spools of wire are fed into the coiler where they are stretched straight and then coiled and cut. Finished coiled springs are tested periodically throughout each run, against customer specifications, for, among other things, size, fatigue, tensile strength and shape. In addition to standard quality control procedures, certain customers may require more rigorous testing, such as statistical process control ("SPC"). Spring offers SPC and other quality control protocols as required by its customers. The SPC program uses process capability control charts. These charts are a statistical tool that can be used to display graphically and to describe quantitatively a specific process to study adverse changes in a process, the cause of such changes and remedial steps.

     When the production run is completed, the springs are collected and mounted in metal baskets for stress relieving (heat treatment). Almost without exception, all springs receive some sort of heat treatment. After heating, many springs are ground to flatten the ends. This treatment is typical with compression springs and other torsion type springs that need particular treatment to their ends. In the case of hot formed springs, the steel wire or rod is heated (to facilitate forming), formed to specifications, and then quenched and, if required, ground to flatten the ends.

     The Company also designs and manufactures computer controlled sewing and quilting machinery, computer controlled spring coiler machines, performs stitching fabrication services, and provides various services relating to the machinery. All machines are manufactured to order, with delivery usually within 120 days of order. A substantial portion of the components of the machinery sold by Pathe are also manufactured by Pathe. The machines are typically sold to producers and users of textile products and, in the case of stitch bonded composites, the US government and the commercial aerospace industry. Production of spring coiler machines is currently being dedicated to satisfy the needs of Spring but, future production may involve sales to third parties. Pathe stitching fabrication services are performed as part of machine test procedures and to customer specifications. Consistent with the Company's strategic plans, Pathe continues to explore additional joint venture opportunities to expand its existing and developmental products and markets.

SALES AND MARKETING

     Wire spring products are sold primarily to manufacturers as a component part of another product. Set forth below, as a percentage of Spring's 1995, 1994 and 1993 sales, are the general industry classifications served by Spring:

                                               % of Sales
       Industry                       1995      1994         1993
Pumps, hydraulics                     21.4%     22.0%        19.0%
Transportation Equipment              16.7      16.5         16.9
Electronic Equipment                   9.5       9.5          9.2
Industrial M & E                      14.3      14.2         14.1
Farm M & E                             3.9       4.0          3.6
Construction M & E                     4.5       4.7          8.4
Fabricated Metal Products              5.1       5.0          5.0
Sporting & Athletic Goods              1.0        .7          1.2
Batteries                               .3        .3          1.7
Garden & Lawn Equipment                3.9       3.6          3.4
Furniture & Fixture                    3.2       3.1          2.5
All Other                             16.2      16.4         15.0
   TOTAL                             100.0%    100.0%       100.0%

     Spring's products including die cast parts are sold and distributed by sales personnel at each of its eight plants through direct customer inquiries and orders and, the Mid-West Express Catalogue. Spring's products are sold throughout the United States, usually within a 200 mile radius of one of its plants. Spring has 26 sales representatives, 14 of whom are Spring employees, and 12 of whom are outside sales representatives. All salespeople are compensated primarily by a commission that varies between 1% and 5% of sales.

     A complete line of the most commonly used raw materials is carried at all plants. Under normal conditions, a three month material inventory is on hand. In addition to certain warehousing arrangements for customers, a minimum level of inventory is kept of particular finished products usually related to blanket customer orders. The majority of all products are made to specification.

     Spring's fifteen largest customers represent approximately 27% of Spring's sales, and no single customer accounts for more than 5% of sales. Export sales are not significant.

     The Company's automated equipment products and stitching fabrication services are sold directly by its own personnel from customer and/or equipment broker inquiries. Pathe promotes these products and services through participation in national trade shows, product brochures and, to a lesser extent, through advertisements in trade journals. Pathe also conducts equipment demonstrations for prospective customers, either in-house or at customer's facilities. Since the vast majority of equipment sales are custom orders, rarely is an inventory of finished goods maintained. Pathe's equipment payment terms, generally, are one-third upon placement of order, an interim progress payment (30-50%) and the balance at time of delivery. In certain instances, sales are made against letters of credit. Export sales are not significant.

PATENTS

     Due to the rapidly changing nature of the underlying technology in the electronic and computer controlled equipment industries, patents may be expected to be of substantially less significance in Pathe's specialty automated equipment business than the timely application of its technology and the attendant design, engineering and development capabilities of its personnel. While Pathe's CAD/CAM technology is not protected by any patents or copyrights, it has developed a built-in secrecy mode to discourage its duplication. The system's hardware circuitry may be analyzed and reconstructed by an aggressive competitor at great cost and time. Pathe will continue its policy of seeking patent protection where such protection is deemed to be appropriate. In 1992, Pathe obtained a patent on its Pathe "Decorative Art" process. Notwithstanding the foregoing, no assurances can be given that Pathe's competitors will not successfully copy, duplicate or surpass Pathe's technology nor that the lack of patent protection will not have an adverse effect upon Pathe's specialty automated equipment business.

BACKLOG

     The Company, in the ordinary course of business, manufactures springs, die casted parts and specialty equipment against firm purchase orders. Specialty equipment backlog is measured as orders for which purchase contracts have been received and for which deposits have been signed, paid or are due. At December 31, 1995,1994 and 1993, the log of unfilled orders to third parties was approximately $8,300,000 , $10,500,000 and $7,100,000 and respectively.
Generally, spring and die cast part orders are filled within three months and equipment orders within three to five months. The Company expects to fill all of its present backlog during the 1996 year. The existence of a backlog at any time is not necessarily indicative of profitable business or that such backlog will continue. Pathe unveiled it s new MCCS 5000 computer controlled double lock multi-needle chain stitch quilting machine at the ISPA show in New Orleans in March of 1996. This resulted in $1.5 million in new equipment purchase commitments.

SUPPLIES AND SUPPLIERS

     The primary components of Spring's products are wire, steel and aluminum and zinc ingots. Spring purchases wire and ingots from a large number of service centers and directly from mills. Historically, Spring has never experienced a severe shortage of wire, steel and ingots as it has access, both domestically and internationally, to numerous wire and steel distributors and manufacturing mills. In the extreme situation, were these raw materials not to be generally available, it would have a material adverse effect on the operations of Spring, as it would on any segment of the economy that is dependent on steel, wire and ingot production. Purchases are made against specific orders and to maintain a small, base inventory.

     Spring has no long term contractual agreements regarding the supply of raw materials. Raw material prices have not increased significantly over the last five years.

     A substantial portion of the components of the machinery sold by Pathe are also manufactured by Pathe. This does not include electronic components that are purchased from electronic suppliers. Pathe is not dependent upon any one supplier for any components which are purchased. All mechanical, electrical and software design, assembly and testing is conducted at Pathe's plant in Irvington, NJ. Pathe maintains an inventory of certain of these parts for both manufacturing and servicing purposes. Pathe has found the components which it purchases to be readily available, in sufficient quantities, at competitive prices, and of required quality from numerous contractors or distributors and has experienced no difficulties with respect to this procurement.

GOVERNMENT REGULATION

     The Company's facilities and operations are subject to regulation by various federal and state agencies, including, but not limited to, the Environmental Protection Agency and the Occupational Safety and Health Administration and corresponding state agencies. The Company has never been cited for material violations by any of these agencies. Compliance with current regulations has not negatively impacted the Company's earnings or competitive position. The Company's management believes that the Company is in material compliance with current laws and regulations relating to the operations of its facilities. Management of the Company is not aware of any major capital expenditures necessary to comply with federal and state environmental, health and safety regulations.

COMPETITION

     The Company competes with other firms which manufacture and sell precision springs, wire forms and metal stamping products. The precision spring industry is highly fragmented and competitive. In the United States there are nearly 500 spring manufacturers less than half of which operate from more than one location and less than twenty of which have annual sales in excess of $20,000,000. Nationally, the wire spring industry (excluding bedding and furniture) employs over 20,000 people and has total revenues of approximately $1.9 billion. The Company believes that Spring competes effectively based on quality, price, service, turnaround of orders and its ability to assist in spring design and manufacture a complete range of spring products. It sells its products through 20 salespersons, catalogues, trade shows and advertising in trade magazines. Based on revenues, the Company believes that Spring is one of the top five spring manufacturing companies in the United States. Two of Spring's competitors are significantly larger than Spring and have significantly greater revenues.

     The spring manufacturing industry produces a broad range of products for sale to most every type of original equipment manufacturer.

     Sales of cold-formed, precision coil springs can generally be grouped into the following three categories:

     (i) Specialty precision springs, ranging in size from .004" to .625" wire diameter, are manufactured from a variety of materials from low carbon steel to gold wire. Usual production runs are under 100,000 units. Typically, the customer requires significant design engineering help and the end product must conform to the closest tolerances attainable.

     (ii) Volume precision springs, commonly found in automotive applications, are denoted by high production runs, typically in excess of 100,000 units and often over one million units per run. Tolerances are less critical than for specialty precision springs, but high tolerances may still be required. Typically, sizes range from .100" to .300" wire diameter, and the raw material is almost exclusively high carbon steel.

     (iii) Commodity precision springs, such as used in ball point pens, have low tolerances and the required applications are not critical. Volumes are very high and the raw material is typically low carbon steel.

     Sales of hot-formed, specialty coil springs can be generally grouped into the following single category:

     Specialty precision springs, ranging in size from .625" to 2.00" wire diameter, are manufactured primarily from high carbon steel. Usual production runs are less than 100,000 units and require design engineering assistance so as to maximize attainable tolerances for end uses. Compression, extension and torsion springs are primary end products of hot formed coilings for use on heavy equipment, such as trucks, motorhomes and railroad cars.

     The Company competes with three major categories of wire spring manufacturers: (1) the "full-line" producers, such as itself; (2) "specialty shops" that produce large lot sizes of similarly sized springs; and (3) "in-house" producers or integrated companies that make their own springs as a component of another internally produced product.

     The "FULL LINE" producers, like Spring, are capable of manufacturing a wide variety of springs in terms of size and material used. Production runs vary from short "odd lot" runs to the long, high volume runs. Typically, the customer base served is large and diversified.

     The "SPECIALTY SHOP" generally employs under twenty people and relies heavily on extended production runs from a limited customer base. Because of production limitations, the range of products that they are capable of producing is extremely narrow.

     The "IN-HOUSE" producers can compete directly and/or indirectly with the full-line and specialty shop producers by producing their own spring components individually and supplying their excess capacity to the marketplace. Like the specialty shop, the in-house producer may have a limited line of equipment and may require additional spring products from outside sources.

     Over the past several years, in the opinion of management, the precision spring industry has been impacted by four significant trends. Smaller spring manufacturers have lost market share due to more stringent demands by customers for timely service, better quality control and in-house computer support. Just-in-time delivery has become, among customers, a common practice forcing manufacturers to carry more inventory and respond more quickly to customers' needs. Second, the demand for domestically manufactured products that require springs has increased as the value of the dollar has fallen against the currencies of other industrialized nations. US manufactured goods are replacing imports and capturing an increased share of the foreign markets. Third, the spring industry is largely composed of small, and in many cases, undercapitalized companies with annual sales of less than $2.5 million. These companies cannot justify or afford the cost or cash outlay of new state-of-the-art computer controlled equipment which in some instances can cost more than $150,000 per machine. Consequently, the margins of these smaller companies are being squeezed because of the lower manufacturing costs and improved quality enjoyed by the larger, better-equipped companies. Fourth, the consolidation by original equipment manufacturers of its vendors that supply raw materials and parts. The Company believes that it is well-positioned to take advantage of these trends but there can be no assurance that this will be the case.

     Spring, through its newly formed die casting division, has made an initial and exploratory entry into the die casting industry - a highly fragmented industry with total annual revenues estimated at $8 billion. The die casting process competes with other similar, but different, metal forming processes e.g. roll forming, investment casting, forging, extrusion, sand casting and stamping. After some initial success in improving the production process this division and
business has posted substantial losses.   The lead time from drawings to
manufactured part is 3 to 6 months.  It took until November of 1995 to begin to
sell our first new part.   Management is evaluating all options regarding this
plant and it s performance(see item 7 Management Discussion and Analysis).

     Pathe also competes with several firms which manufacture and sell similar textile quilting/stitching machinery. Many of these competitors are larger, better known and have greater financial resources than Pathe. Accordingly, the Company's growth and profitability has, at times, been limited by its inability to successfully withstand the competition of these larger, better financed, better equipped and better staffed firms in this industry. On the other hand, Pathe believes that it has made advances in respect to the designing and manufacture of machinery for the stitch bonding of dry, knitted or uniwoven, advanced composite materials by virtue of its contractual relationships with NASA, McDonnell Douglas and Rockwell International. While the stitching of advanced composite material is still an emerging technology, it is possible that other companies with greater human and financial resources can gain, over time, this expertise.

CONFLICTS OF INTEREST

     Certain officers and directors of the Company may engage in other business activities similar and dissimilar to those engaged in by the Company. To the extent that such officers and directors engage in such activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities, or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to the Company. Such potential conflicts of interest include, among other things, the time, effort, and corporate opportunity involved in their participation in other business transactions, with which they are affiliated. The Company may be adversely affected should these individuals choose to place their other business interests before those of the Company. No assurance can be given that such potential conflicts of interest will not cause the Company to lose potential opportunities.

     The Company is not presently aware of the existence of any actual conflicts. Consequently, the Company believes that no corporate opportunities have been lost and that it has not been adversely affected by the potential for conflict. No formal policies have been established for the resolution of such conflicts but should they ever develop the Company intends to adopt formal policies for their resolution.

PERSONNEL

     As of December 31, 1995, The Company has approximately 475 employees, including 68 salaried and 407 hourly-paid employees, of which Spring operations represent approximately 446 employees, including 56 salaried and 390 hourly-paid employees. All of the Company's operations are nonunion with the exception of the hourly-paid workers at its Denville, NJ die casting facility. The Company considers its relationship with its employees to be satisfactory. The wages of the Company's hourly-paid employees depends upon job classification and seniority.

     Spring provides a bonus plan for hourly-paid employees, except for those employees at its Denville, NJ facility which is a discretionary, non-qualified, profit sharing plan. Spring also has a 401(k) plan to which all full-time employees are eligible. Discretionary contributions do not exceed the income tax deduction allowed by the Internal Revenue Service. Spring also provides an informal discretionary bonus plan for salaried and key employees and, generally represent 10% to 20% of annual salary. Pathe's Irvington, NJ operation provides its employees with medical and hospital insurance coverage, but does not maintain pension or profit sharing plans.

     The Company employs certain highly skilled workers including engineers, draftsmen, coilers and machinists. The Company believes that it has access to an ample labor pool, on both full-time and part-time basis, in respect to qualified engineers, draftsmen, coilers and machinists.

     Pathe Advanced Composites Inc. and Pathe Home Furnishings, Inc. utilize the human and financial resources of their parent.

ITEM 2. PROPERTIES.

     The Company maintains its corporate headquarters and Spring s administrative headquarters in Romeoville, IL. Pathe Advanced Composites Inc. maintains its automated equipment and stitching fabrication operation in one facility in Irvington, NJ. Spring conducts its manufacturing operations from eight facilities which are located in close proximity to its customers and markets in the Midwest, California, Texas, New Jersey and Pennsylvania. Each plant functions independently with regard to designing and producing springs and die cast parts and establishing and maintaining relations with both customers and suppliers. Each of Spring's plants is a profit center operating autonomously for all functions except for long range planning and all accounting and bookkeeping functions, including billings, payroll and payables, which are handled by the corporate staff at Spring's Romeoville, Illinois administrative headquarters. Each plant is fully equipped with a job shop computer system, and is staffed with professional managers, design engineers and an hourly-paid labor force of highly skilled machine operators and apprentices. The following table provides information on each of the facilities:

           Facility Site              Opened       Expansion        Square Feet      Leased/ Owned   Major Categories of Work
                                                                                                     Processed
           Irvington, NJ             1984                         20,000               Leased(1)     Automated equipment
                                                                                                     manufacturing; stitching
                                                                                                     fabrication of advanced
                                                                                                     composite materials
           Mentone,                  1946           1979          78,000                 Owned       Heavy wire coiling;
           IN                                                                                        forming and stamping
           Romeoville, IL            1967           1982          33,000 (2)             Owned       Light wire coiling
           St. Paul,                 1948           1989          28,000                 Owned       Medium wire coiling
           MN
           Muskegon,                 1965           1975          42,000                 Owned       Medium/heavy wire coiling;
           MI                                                                                        forming and stamping
           Romeoville,               1994             -            5,000               Leased(2)     Corporate headquarters
           IL
           Dallas,                   1970           1989          29,000               Leased(3)     Medium coiling
           TX
           Collingdale, PA           1960           None          23,000               Leased(4)     Light/medium wire coiling
           Azusa,                    1956           None          23,000               Leased(5)     Hot formed, heavy wire
           CA                                                                                        coiling
           Denville,                 1982           None          57,500            Leased(6)        Aluminum/zinc die casting
           NJ
                                                                 338,500

(1) These premises are leased semi-annually for $108,000 per year pursuant to a lease which expires in September 1996. The Company expects to continue to renew the lease on a semi-annual basis. Under the terms of the lease, the Company is responsible for incremental real estate taxes and assessments levied against the premises for the period under occupancy.

(2) Includes space used as Spring's Administrative headquarters through December 1994. The corporate and Spring administrative headquarters are leased by the Company for $38,000 per year pursuant to a lease which expires December 31, 1999.

(3) These premises are leased by Spring for $79,000 per year pursuant to a lease which expires December 31, 1998. Spring has an option to renew the lease for two three year periods. Under the terms of the lease, Spring is responsible for additional rent for incremental real estate taxes and assessments levied against the premises for the period under occupancy.

4) These premises are leased by Spring for $81,000 per year pursuant to a lease which expires December 31, 1996. Spring has an option to renew the lease for one four year period. Under the terms of the lease, Spring is responsible for additional rent for incremental real estate taxes and assessments levied against the premises for the period under occupancy.

(5) These premises are leased by Spring for $38,400 per year pursuant to a lease which expires in September 1998. Spring has the option to renew the lease for an additional five year period. Under the terms of the lease, Spring is responsible for additional rent for incremental real estate taxes and assessments levied against the premises for the period under occupancy.

(6) These premises are leased by Spring for $200,000 per year pursuant to a lease which expires December 31, 1999. Spring has the option to renew the lease for one five year period, as well as, the option, in the first seven years, to purchase the facility for $1,850,000. Under the terms of the lease, Spring is responsible for the additional rent for incremental real estate taxes, and assessments levied against the premises during the period of occupancy.

     There are four major groups of equipment used in the manufacture of precision springs and die cast parts: (i) coilers, (ii) annealing furnaces,
(iii) grinders and (iv) casting machines. In addition, the manufacture of flat springs, stampings and die cast parts require stamping presses, tumbling, wheel-a-brater and/or multi-slide machines. Spring coiler machines are used to wind wire or metal strips into specified shapes and casting machines are used to mold die cast parts into specified shapes. There are several manufacturers of spring coiling and casting equipment. New or used machines are readily available to purchase. New spring coilers and casting machines are available with computer controls to improve precision and reduce scrap and set-up time. Annealing furnaces are used to relieve the stress in a spring through heat treatment. There are several manufacturers of annealing furnaces and new and used equipment is readily available. Grinders are used to flatten the ends of springs so that the force applied by the spring is equally distributed. There are several manufacturers of grinders and new and used equipment is readily available. In addition, the Company owns all if its metal working equipment (including, lathes, milling machines, drill presses and similar equipment) to support all of its manufacturing operations including the manufacture of automated equipment and owns the stitching equipment, which it builds, utilized in the stitching fabrication of advanced composite materials.

     The Company considers all its facilities to be adequately equipped and of suitable size to handle all of its current and foreseeable production requirements. The Company estimates it has ample productive capacity to increase, through additional shifts, production by 15-30% (based on sales dollars).

ITEM 3. LEGAL PROCEEDINGS

                                      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      NONE

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is currently quoted on the NASDAQ Small Cap Market under the symbol MWSS.

   The Company has not paid cash dividends and the Board of Directors of the Company does not expect to declare cash dividends and anticipates, for the foreseeable, future cash resources will be used in the Company's operations and for future possible acquisitions. In addition, the Company s long-term debt provision places limitations on the payment of dividends.

   The following table sets forth the high and low closing bid prices for the Common Stock by quarter as reported by NASDAQ Small Cap Market and/or the OTC Bulletin Board during the period from January 1, 1993 through December 31, 1995.

     QUARTER ENDED                         1995*               1994*

                                      HIGH       LOW      HIGH       LOW

     March                           1-1/2       3/4      1-3/4       1
     June                             3/4        3/4      1-3/16     5/8
     September                        3/4        1/2      1-1/8      5/8
     December                         5/8        1/4      1-1/4      5/8

* All prices represent prices between dealers, and do not include retail mark-up or mark-down or other fees or commissions and do not necessarily represent actual transactions.

   On February 28, 1996, the closing bid price of the Common Stock was $3/8. As of February 28, 1996, there were approximately 350 shareholders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

   The table below sets forth selected Statement of Operations data and Balance Sheet data and should be read in conjunction with the audited Financial Statements and Notes thereto included in Item 8, herein. The 1994 and 1993 purchases of businesses are included in the financial data from respective dates of purchase.

STATEMENT OF OPERATIONS DATA:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                1995                         1994                  1993                1992              1991
         Net Sales            $38,387,000           $32,583,000           $28,080,000           $25,104,000       $22,485,000
         Operating Income     $ 1,915,000           $ 3,098,000           $ 1,282,000 A         $ 2,284,000       $ 1,934,000
         Net (Loss) Income   $ (1,196,000)          $   906,000           $(2,274,000)B         $    54,000       $  (503,000)
         Preferred Stock  of
         Mid-West Spring
         Dividend Benefit
         (Requirement):
                 Current Year  (  229,000)           (  205,000)           (  731,000)            ( 580,000)             --

                  Prior Year                          1,147,000
         (Loss) Income
         Attributable to
         Common Shares (C)  $  (1,425,000)         $  1,848,000           $(3,005,000)          $ ( 526,000)      $  (503,000)


         (Loss) Income
         Per Share :
                 Current Year   $  (0.15)              $   0.07               $(  0.33)           $(   0.07)      $ (   0.07)
                 Prior Year         ----                   0.12                     --                    --             --
                                $ ( 0.15)              $   0.19              $(   0.33)           $(   0.07)      $ (   0.07)

         Average Number of
         Shares Outstanding     9,308,253             9,913,833              9,142,672            7,150,000        7,150,000
         (D)

BALANCE SHEET DATA:
                                      As At December 31,

                                   1995               1994                1993                    1992               1991

        Current Assets          $14,480,000        $ 12,166,000        $ 9,468,000             $ 7,031,000        $ 6,383,000

        Total Assets            $44,326,000        $ 40,867,000        $35,269,000(B)          $29,780,000        $28,880,000

        Current Liabilities     $ 9,345,000        $  4,337,000        $ 9,392,000             $ 5,710,000        $ 2,959,000

        Total Liabilities       $41,704,000        $ 37,029,000        $33,112,000(B)          $26,918,000        $21,907,000

        Common Stockholders'
        Equity                  $ 2,622,000        $  3,838,000        $ 2,157,000             $ 2,862,000        $ 6,973,000

(A) Excludes special charges in 1993 of $1,910,000.

(B) The 1993 data includes $540,000 (.06 per share) cumulative effect of changes in accounting for income taxes and corresponding increase to fixed assets of $2.8 million and deferred tax liability of $3.34 million.

(C) The 1994 total and per share net income include $775,000 dividend requirement and $570,000 benefit in respect to the adjustment for redemption of Preferred Stock at less than carrying value plus undeclared dividends for the current year or $.07 per share and $1,147,000 benefit in respect to the adjustment for redemption of Preferred Stock at less than carrying value plus undeclared dividend for the prior years or $.12 per share. The 1994 share and per share amounts include common stock equivalents.

(D) Gives effect to the reverse purchase (in 1993) and reflects the number of shares of Pathe Technologies common stock outstanding for the indicated periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

   In March 1993, Mid-West Spring Manufacturing Company, Inc. (formerly Pathe
Technologies Inc.) acquired all of the outstanding stock of Mid-West Spring and Stamping Inc. (formerly Mid-West Spring Manufacturing Co.) ("Spring") in a stock exchange agreement which has been accounted for as a "reverse" purchase.
Accordingly, all discussions and the financial statements of the Company reflect the assets, liabilities and operations of Spring as if Spring had been the reporting entity from inception, and include the assets, liabilities and operations of Pathe Technologies Inc. only from the date of the share exchange
(March 8, 1993).

RESULTS OF OPERATIONS

Overview:

   The Company s net sales have increased 36% over the past two years (18% in 1995 and 18% in 1994) to $38.4 million in 1995. Approximately 65% of the 1995 increase was attributable to the inclusion of the 1994 acquisition of the die casting division and the balance from the increased unit sales of Spring s operations. Operating income decreased $1.2 million to $1.9 million in 1995 compared to $3.1 million in 1994. The decrease in operating income was attributable to increased manufacturing and operating costs as the Company integrates equipment and processing technologies with its spring operations and continues to assimilate into its business the start-up die cast division.

   Net income decreased $2.1 million to a net loss of $1.2 million on revenue increase of $5.8 million to $38.4 million in 1995 compared to net income of $906,000 on revenues of $32.6 million in 1994. The decrease was attributable to the reason set forth above and to the $1.7 million increase in interest expense related to the December 1994 refinancing.

1995 COMPARED TO 1994

Net Sales:

   The Company s net sales increased by $5,804,000 or 17.8% to $38,387,000 in 1995 compared to $32,583,000 in 1994. Approximately $3,808,000 of the net sales increase was attributable to the die casting division.

  All spring plants recorded an increase in net sales, except for the Romeoville plant which continues to source certain customer orders to other plants better equipped to handle unique wire size orders. The Company s total booked orders at December 31, 1995, was $8.3 million compared to $10.2 a year ago, reflecting the Company s ongoing initiatives to accelerate the "turnaround" of orders.

Operating Income:

   Operating income decreased $1,183,000 to $1,915,000 compared to $3,098,000 in 1994. The decrease in operating income was primarily attributable to net operating losses of $635,000 at the die cast division and increases in the self-insured portion of the Company s health insurance approximating $535,000 in 1995.

   Cost of Sales, as a percentage of sales, for the year increased 3.8% to 81.0% compared to 77.2% in 1994. Cost of sales as a percentage of sales, for Spring operations (excluding the die cast division) increased slightly from 78.3% in 1994 to 78.8% in 1995 primarily due to increases in raw material costs.

   Selling and Administrative expenses increased approximately $1,073,000 to $5,107,000 (13.3% of sales) compared to $4,034,000 (12.4% of sales) in 1994.
The increase in selling and administrative expense was attributable to the full year inclusion of the die casting division s selling and administrative expenses of $456,000 and increases in advertising expenses.

Interest Expense:
   Interest expense increased $1,734,000 to $3,466,000 compared to $1,732,000 in 1994. The increase reflects the full year effect of the December 1994 refinancing which repaid preferred stock and variable rate short- and long-term debt with fixed rate long-term debt.

Income Taxes:

   The Company s 1995 tax rate for its income tax benefit was approximately 23%. This was primarily due to the Company s net loss and also by the non-deductible amortization of cost in excess of net assets acquired.

Income Attributable to Common Shares:

   The reconciliation of net income used in computation of income per share includes $229,000 dividend requirement compared to $775,000 in 1994. The reduction in the dividends requirement reflects the reduced level of preference stock as a result of the December 1994 refinancing.

1994 COMPARED TO 1993

Net Sales:

   The Company s net sales increased by $4,503,000 or 16% to $32,583,000 in 1994 compared to $28,080,000 in 1993. All of the Company s nine manufacturing operations recorded increases in sales in 1994, primarily on increased unit sales. Approximately $1,800,000 of the net sales increase was attributable to 1993 acquisitions and the formation, in December 1994, of the die casting division. The latter represented $276,000 in net sales increase. The Mentone and Muskegon operations (medium/heavy wire coiling and stamping) recorded net sales increases of $2,130,000, in large measure, due to new equipment purchases at both locations and the plant expansion of the Muskegon facility.

   The Company s total booked orders at December 31, 1994, was $10.2 million compared to $7.0 a year ago. Booked orders (including blanket orders) for Springs increased $3.0 million to $9.7 million including $1.2 million for then newly formed die casting operation. Booked orders for the Pathe, Irvington, operation increased $.5 million to $.8 million primarily related to design and engineering contracts for McDonnell Douglas Aerospace. The MDA contracts have been released in contemplation of MDA awarding a contract to a large equipment manufacturer for design, engineering and manufacture of a large prototype production stitching machine for jet aircraft transport size wing span in which specifications require design for stitching hardware and software and machine check-out and acceptance tests. If this contract is awarded to a prime contractor, it is anticipated that Pathe s involvement would approximate $1.0 - $1.5 million.

Operating Income:

   Operating income, excluding $1.9 million in special charges in 1993, increased $1,816,000 to $3,098,000 compared to $1,282,000 in 1993. The increase in operating income was attributable to: 1) The reduction of $920,000 in amortization of non-compete agreements which became fully amortized in the fourth quarter of 1993; 2) increase of $570,000 from Spring operations which are benefiting for improved operating efficiencies as a result of increased sales and, the Logansport close down in the fourth quarter 1993, and, includes operating losses from Spring s Collingdale and Azusa 1993 acquisitions of $400,000 and; 3) increase of $326,000 from the Pathe Irvington operation (acquired in 1993) due to increased production volume, in the first six months, from manufacturing of spring coilers for Spring and increased stitching design and fabrication services of advanced composite materials for the aerospace industry.

Cost of Sales, as a percentage of sales, for the year improved 1.1% to 77.2% compared to 78.3% in 1993. The improvement for the year was attributable to increased manufacturing overhead absorption due to increased unit volume. In the third and fourth quarter of 1994, improvements in raw material and direct labor utilization were offset by raw material price increases and overtime premiums as the Spring operations paid for air freight transportation on raw materials and incurred manufacturing overtime charges in order to meet customer s needs for "just in time" deliveries and reduce an increasing back order condition. In order to continue to realize improved gross margins, the Company will need to balance its backorders with customer expectations (i.e. extend lead times) and/or raise prices to compensate for premium charges related to short lead time orders.

   Selling and Administrative expenses increased approximately $433,000 to $4,034,000 (12.4% of sales) compared to $3,601,000 (12.8% of sales) in 1993.
Selling expenses increased $225,000 to $1,728,000 (5.3% of sales) compared to $1,506,000 (5.3% of sales) in 1993, reflecting increased commission expense commensurate with increased net sales. Administrative expenses increased $208,000 to $2,306,000 (7.1% of sales) compared to $2,095,000 (7.5% of sales) in
1993. Administrative expenses included: 1) $80,000 in increased performance compensation; 2) $60,000 in additional expenses (not accrued in 1993 special charges) related to the close-down of the Logansport operation; and 3) $125,000 incremental administrative expenses related to 1993 acquisitions and the new die casting division. Selling and Administrative expenses include $150,000 in 1994 and 1993 paid to an affiliate of the company.

Interest Expense:

   Interest expense decreased $158,000 to $1,732,000 compared to $1,890,000 in 1993. Excluding the effect, which was not significant in 1994, on average debt balances of the December 1994 long-term debt financing, the higher average debt balance in 1994 compared to 1993 and the associated increase in interest expense was more than offset by the lower effective interest rate on borrowings (including the effects of the interest rate swap agreement) as a direct consequence of the Company s debt refinancing in 1994. At December 31, 1994 the Company does not have any open interest rate swap agreements or derivative financial instruments.

Income Taxes:

   The effective tax rate in 1994 approximates the statutory tax rate of 34% with the benefit of changes in deferred tax asset reserve offsetting the amortization of pre-1993 intangibles which are not deductible for income tax purposes. Net loss in 1993 includes a charge of $540,000 for a change in accounting for income taxes.

Income Attributable to Common Shares:

   The reconciliation of net income used in computation of income per share includes $775,000 dividend requirement and $570,000 (current year) and $1,147,000 (prior Years) benefit for adjustment of redemption of Preferred Stock at less than carrying value plus undeclared dividends.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1995, the Company's current assets ($14.5 million) exceeded current liabilities ($9.3 million) by $5.2 million as compared to $7.8 million excess of current assets over current liabilities at December 31, 1994. Included in current liabilities at December 31, 1995 is $4.1 million (compared to $.5 million in 1994) borrowed under the Company's $5 million revolving credit agreement which expires in June 1996. As discussed below, the Company in December 1994 refinanced its long term debt and has successfully, in each of the past five years, been able to "roll over" its revolving credit agreement.

   In December 1994, the Company acquired a die cast operation (primarily equipment) for $.5 million. In March 1993, the Company acquired $1 million current operating net assets and $.1 million in equipment from the "effective" issuance of 2,442,000 common shares. Also, in 1993, the Company acquired the Collingdale, PA and Azusa, CA facilities (primarily equipment) for an aggregate of $1.0 million. In January 1992, to facilitate Spring's growth and planned capital spending program, Spring completed a plan of recapitalization and refinancing in which $1.7 million (after expenses) was received in cash and $4.8 million in common stock and debt was exchanged for preferred stock. Since inception (June 1989), the Company has generated approximately $8.9 million in operating cash flow which has been used to fund a continuing modernization and automation program through capital equipment purchases, increased product offerings and increased working capital requirements. Before the reduction for changes in net operating assets and liabilities of $1.5 million and $1.9 million for the years ended December 31, 1995 and 1994, respectively, cash flow from operating activities were $.4 million and $3.6 million for 1995 and 1994, respectively. Included in loss from operations is interest expense, which in 1995 increased $1.7 million to $3.5 million compared to $1.8 million in 1994. The reduction to operating cash flow from changes in net operating assets and liabilities was attributed, in major part to the increase in receivables, inventory, and prepaid expense offset by payables related to the working capital requirements of the recently formed die cast division.

   Short term debt at December 31, 1995 includes $4.1 million borrowed under the Company's $5 million revolving credit line which was renewed in June 1995. The revolving line of credit expires in June 1996. The Company expects, as it has successfully done in the past, to renew or refinance its revolving credit line prior to expiration.

   In 1995, the Company invested approximately $2.2 million in new equipment (excluding tools and dies of $.7 million) and currently plans capital expenditures of approximately $1.5 in each of 1996 and 1997 of which $.7 million is for annual tool and dies requirements. The 1995 expenditures include, the purchase of computer controlled spring coilers and other ancillary spring operation equipment, the expansion of the Mentone plant and the relocation of corporate headquarters. Future capital expenditures are expected to be funded by cash from operations. The Company believes it has a sufficient operating cash flow and working capital base to meet all of its obligations for the foreseeable future.

   In connection with obtaining covenant amendments in May, 1996, the Company committed to dispose of its APC Division (diecasting division) because of net losses sustained by the Division since its 1994 acquisition. Management is formulating its plans for this disposition and anticipates finalizing its plans by June, 1996. Management estimates preliminarily that a 1996 loss from this disposition could range from $400,000 to $1,050,000.

   In December 1994, the Company completed an important objective toward improving its total capitalization and long-term liquidity and reducing its exposure to fluctuating interest rates with a $27.0 million 11.25% fixed rate, long-term debt financing including $.5 million of detachable warrants, and $.5 million private equity offering. The net proceeds (after expenses) were used to repay; 1) all variable interest rate short-term and medium-term borrowings; 2) all the 14% subordinated and junior subordinated notes; 3) $4.6 million in redeemable preferred and preferred stock of Mid-West Spring and; 4) repurchase 1,256,150 shares of the Company s Common Stock. The new long-term debt facility permits the Company to maintain up to $5 million revolving line of credit. The new debt facilities require the Company, among other things, to maintain a current ratio of 1:1 or greater; tangible net worth, as defined, greater than $1.5 million, as amended (increasing to $3.5 million after December 31,1996); fixed charges coverage ratio of 1.0:1.0 or greater (as amended, increasing from 1:1 to 1.4:1 through December 31,1996; 2:1 after December 1996); and debt coverage ratio of 6:1 or less (as amended, this covenant has been temporarily substituted with a provision for the maintenance of EBITDA of $1.0 million increasing to $1.3 million through December 31,1996); decreasing to 4.5:1 after December 1996). In addition, the debt facility provides that the prepayment of principal may, under certain circumstances, result in additional interest charges of up to approximately 8.75%. These amended debt covenants should allow the debt facility to be in compliance through out 1996. However it is anticipated that once the covenants revert back to the original agreement March 30,1997 the Company will need to seek additional waivers. The effect of the new fixed rate refinancing, as expected, causes interest expense, which is deductible for income tax purposes, to increase over 1994 levels of $1.7 million and the Preferred Stock of Mid-West Spring dividend requirement, which is not deductible for income tax purposes, to decrease below 1994 levels of $.8 million
- - an amount that was increasing at a 10% compound rate.

  Revolving line of credit and long-term debt refinancing at increased amounts, have been the Company s main source of capital to fund its operating and investing activities. Increased cash flow from operations and/or additional equity capital will most likely be required if the Company is to increase or accelerate its capital spending or acquisition programs.

   At December 31,1995, the Company was not in compliance with certain of its restrictive financial covenants to its debt agreements; however, it has met all of its obligations in respect to the payment of principal and interest. In May 1996, the Company obtained amendments and waivers to its debt agreements in order to remedy these conditions of non-compliance. In respect to the Senior Notes, the fixed rate of interest has been increased by .50% to 11.75% for the period December 24,1995 through December 23,1996.

Inflation

   The Company's major saw material (steel) is subject to periodic inflationary pressures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS


                                                            Page

     THE COMPANY:

     Report of Independent Auditors.....................

     Consolidated Balance Sheets at December 31, 1995
         and 1994.......................................

     Consolidated Statements of Operations for the Years

         Ended December 31, 1995, 1994 and 1993.........

     Consolidated Statements of Changes in Common
         Stockholders' Equity for the Years Ended
         December 31, 1995, 1994 and 1993...............

     Consolidated Statements of Cash Flows for the Years

         Ended December 31, 1995, 1994 and 1993.........

     Notes to Consolidated Financial Statements.........

                         Report of Independent Auditors

The Board of Directors and Stockholders
Mid-West Spring Manufacturing Company

We have audited the accompanying consolidated balance sheets of Mid-West Spring Manufacturing Company (formerly Pathe Technologies Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-West Spring Manufacturing Company and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the financial statements, in 1993, the Company changed its method of accounting for income taxes.

                     /s/ Ernst & Young LLP

March 6, 1996,
except for Notes 2 and 6 as to which the date is May 16, 1996

 MID-WEST SPRING MANUFACTURING COMPANY, INC. (FORMERLY PATHE TECHNOLOGIES INC.)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            AT DECEMBER 31,
                                                                                    1995                      1994

          ASSETS

          CURRENT ASSETS:
            Cash                                                                $    564,000              $    408,000
            Trade Accounts Receivable, less allowance                              4,380,000                 3,846,000
          for doubtful accounts of $87,000 and $52,000
          in 1995 and 1994 respectively
            Inventories                                                            8,936,000                 7,329,000
            Prepaid Expenses and Other                                               600,000                   583,000
               TOTAL CURRENT ASSETS                                               14,480,000                12,166,000

          Property, Plant & Equipment, Net                                        19,934,000                18,695,000
          Purchase Cost in Excess of Net Assets
             Acquired                                                              8,328,000                 8,610,000
          Other, primarily deferred loan expenses                                  1,584,000                 1,396,000

                                                                                $ 44,326,000              $ 40,867,000

          LIABILITIES AND COMMON STOCKHOLDERS'
             EQUITY

          CURRENT LIABILITIES:
            Cash Overdraft                                                      $    622,000              $       --
            Notes Payable to Bank                                                  4,121,000                   500,000
            Accounts Payable                                                       2,872,000                 2,840,000
            Accrued Payroll & Other Expenses                                       1,698,000                   945,000
            Income Taxes Payable                                                      32,000                    52,000
            Current Maturities of Long-Term Debt                                          --                         --
               TOTAL CURRENT LIABILITIES                                           9,345,000                 4,337,000

          Long Term Debt                                                          26,468,000                26,437,000

          Deferred Income Taxes and Other                                          3,664,000                 4,028,000

          Preferred Stock of Mid-West Spring and Stamping Corp.
                                                                                   2,227,000                 2,227,000

          COMMON STOCKHOLDERS' EQUITY:
          Common Stock, par value-$.0001; 31,000,000 and
           20,000,000 common shares authorized in 1995 and 1994
          respectively; 10,570,289 shares                                                 --                        --
          issued (including shares held in treasury)
          Additional Paid-in-Capital                                               6,559,000                 6,559,000
          Retained Earnings Deficit                                              ( 3,038,000)              ( 1,842,000)
          Treasury Stock, at Cost (1,279,695 shares and                                                                  (
          1,256,150 shares in 1995 and 1994                                         (    899,000)         879,000)
           respectively)
                TOTAL COMMON STOCKHOLDERS' EQUITY                                  2,622,000                 3,838,000

                                                                                $ 44,326,000              $ 40,867,000

                                                         See accompanying notes.

                                       MID-WEST SPRING MANUFACTURING COMPANY INC.AND SUBSIDIARIES
                                                   (FORMERLY PATHE TECHNOLOGIES Inc.)
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For The Years Ended
                                                               December 31,
                                                     1995         1994          1993

      NET SALES                                   $38,387,000 $ 32,583,000  $ 28,080,000
      COSTS and EXPENSES:
        Cost of Sales                              31,083,000   25,158,000    21,992,000
        Selling, and Administrative                 5,107,000    4,034,000     3,601,000
        Amortization of Intangibles                   282,000      293,000     1,205,000
        Special Charges                                    --           --     1,910,000

                                                   36,472,000   29,485,000    28,708,000

      OPERATING INCOME (LOSS)                       1,915,000    3,098,000   (   628,000)

        Interest Expense                            3,466,000    1,732,000     1,890,000

      (Loss) Income Before Income Taxes            (1,551,000)   1,366,000   ( 2,518,000)

        Benefit (Provision) for Income Taxes          355,000  (   460,000)      784,000

      (Loss) Income before cumulative effect of     _________   __________   ___________
        change in accounting for income taxes     (1,196,000)      906,000   ( 1,734,000)

        Cumulative effect of change in
        accounting for income taxes                        --          --     (  540,000)
                                                   __________  ___________   ___________
      NET (LOSS) INCOME                           (1,196,000)      906,000   ( 2,274,000

      Preferred Stock of Mid-West Spring and
        Stamping Co. Dividend Requirement         (  229,000)  (   775,000)   (  731,000)
      Effect on Dividend Requirement for
        redemption of Preferred Stock at less
        than carrying value plus undeclared
        dividends (current year)                                   570,000           --
      Effect on Dividend Requirement for
        redemption of Preferred Stock at less
        than carrying value plus undeclared
        dividends (prior years)                                 1,147,000            --
                                                   ___________ ___________   ___________
      (Loss) Income attributable to Common Shares $(1,425,000)$ 1,848,000   $( 3,005,000)

      (LOSS) INCOME PER COMMON SHARE
        (Loss) Income before effect of reversal
          of prior year dividend requirements and
          accounting change                            ($0.15)       $0.07       ($0.27)
        Prior year reversal of dividend
          requirements                                                0.12           --
        Accounting Change                                  --           --       ( 0.06)

                                                       ($0.15)       $0.19       ($0.33)

      AVERAGE NUMBER OF SHARES OUTSTANDING           9,308,253   9,913,833     9,142,672

                             See accompanying notes.

             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                       (Formerly Pathe Technologies Inc.)
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                     ADDITIONAL        RETAINED         TREASURY
                               COMMON STOCK          PAID-IN-         EARNINGS        STOCK, AT
                               SHARES AMOUNT          CAPITAL           DEFICIT           COST         TOTAL

BALANCE, January 1, 1993       7,150,000            $3,336,000       $(474,000)                      $2,862,000

Issuance of Common Stock re.
  Reverse Purchase             2,442,000        --  1,220,000                                        1,220.000

Reversal of accrued dividends
  (undeclared) at December 31,
  1992 re. former Redeemable
  Preferred Stock of Mid-West                         478,000                                         478,000
  Spring and Stamping Corp.

Redeemable Preferred Stock
  dividend requirement                             ( 129,000)                                      (  129,000)

NET LOSS                     ___________       _______________      (2,274,000)       ________     (2,274,000)

BALANCE, DECEMBER 31, 1993     9,592,000         --$4,905,000        (2,748,000)                     2,157,000

Issuance of Common Stock:
   -   Private Placement         654,973              500,000                                          500,000
   -   Payment of $250,000
       note Re. Collingdale,
       PA acquisition            285,000              250,000                                          250,000
   -   Exercise of stock options  10,000                5,000                                            5,000
   -   Payment for consulting fees28,316               23,000                                           23,000

Issuance of Class A warrants                          563,000                                          563,000
Redeemable Preferred Stock
  dividend requirement                               (135,000)                                        (135,000)
Gain on redemption of preferred
  stock of Mid-West Spring and
  Stamping including reversal                         448,000                                          448,000
  of undeclared dividends
Purchase of Treasury stock at                                                          (879,000)      (879,000)
  cost

NET INCOME                                                              906,000                        906,000

BALANCE, DECEMBER 31, 1994    10,570,289         -- 6,559,000        (1,842,000)       (879,000)     3,838,000
Purchase of Treasury stock, at                                                         ( 20,000)      ( 20,000)
  cost
NET LOSS                                                             (1,196,000)                    (1,196,000)

BALANCE, DECEMBER 31, 1995    10,570,289        $--$6,559,000       $(3,038,000)       (899,000)   $ 2,622,000

                                                      See accompanying notes.

                   MID-WEST SPRING MANUFACTURING COMPANY, INC.
               (FORMERLY PATHE TECHNOLOGIES INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                1995                1994                1993

         CASH FLOW (USED IN) FROM OPERATING ACTIVITIES:                   $(1,196,000)        $  906,000         $(2,274,000)
           Net (loss) Income
           Adjustments to reconcile net (loss) income to
         net cash (used in) from  operating activities:


             Change in accounting for taxes                                        --                  --            540,000
             Depreciation and amortization                                  2,098,000           2,197,000          3,167,000
             Deferred income taxes                                           (417,000)            487,000         (  784,000)
             Deferred Compensation                                                 --                  --            375,000
             Changes in operating assets and liabilities:
                 Receivables                                              (   534,000)         (  320,000)        (  486,000)
                 Inventories                                              ( 1,607,000)        ( 1,531,000)        (  701,000)
                 Prepaid and other                                        (   307,000)        (   359,000)            63,000
                 Payables/accruals                                            838,000             580,000          1,004,000
                 Other liabilities                                                 --         (   220,000)                --
                 Income taxes                                             (    20,000)        (    56,000)        (  114,000)
                                                                          ( 1,145,000)          1,684,000            790,000
         CASH FLOWS USED IN INVESTING ACTIVITIES
           Cash acquired in reverse purchase of the                                --                  --            232,000
         Company
           Other acquisitions, net of 12,000 cash acquired                                    (   400,000)        (  787,000)
         (in 1993)
           Purchase of equipment                                          ( 2,953,000)        ( 3,340,000)        (2,073,000)
                                                                          ( 2,953,000)        ( 3,740,000)        (2,628,000)
         CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from sales of Common Stock                                                    505,000
                                                                                                                          --
           Purchase of Common Stock                                       (    20,000)        (   879,000)                --
           Issuance of Warrants re. debt financing                                                563,000                 --
           Revolving line of credit, net                                    3,621,000         ( 3,718,000)         1,534,000
           Proceeds from long-term debt, net of debt
             issuance expense of $1,056,000 (in 1994)                              --          25,381,000            751,000
           Principal payments on long-term debt                                    --         (13,751,000)        (1,165,000)
           Purchase of Preferred Stock of  Subsidiary                                         ( 4,666,000)                --
           Cash overdraft                                                     622,000         (   733,000)           629,000
           Other                                                               31,000         (   354,000)           136,000
                                                                            4,254,000           2,348,000          1,885,000

         NET INCREASE IN CASH                                             $   156,000         $   292,000        $    47,000

         Cash, Beginning                                                  $   408,000         $   116,000        $    69,000

         Cash, End                                                        $   564,000         $   408,000        $   116,000

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Cash paid during the period for:
             Interest                                                     $ 3,483,000         $ 1,796,000        $ 1,694,000
             Income taxes, net of refunds                                      37,000          (   50,000)           119,000
           Noncash investing and financing activities:
             Reverse purchase of Company                                                                             988,000
             "Effective" issuance of stock re. Reverse
         purchase of Company                                                                                       1,220,000
             Notes issued re other acquisitions                                                   100,000            250,000
             Issuance of Stock re. other acquisitions                                             250,000                 --
             Redeemable Preferred Stock of Subsidiary
                   dividend requirement                                                           135,000            129,000
             Gain on repurchase of Preferred Stock                                                448,000                 --
             Interest converted to Preferred Stock                                                370,000                 --

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION The financial statements include the accounts of the Company and its wholly owned subsidiaries, Mid-West Spring and Stamping Corp. ("Mid-West Spring"), Pathe Advanced Composites Inc. and Pathe Home Furnishings, Inc. All intercompany accounts and transactions have been eliminated.

The Company operates in one industry segment.

INVENTORIES Inventories are valued at the lower of cost or market. At December 31, 1995 and 1994, cost for 76% and 82% , respectively of total inventories was determined using the last in, first out method and the balance of total inventories was determined using the first in, first out method.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION Property, plant and equipment are stated at original cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

DEFERRED LOAN FEES AND DISCOUNT Debt discount and costs incurred to obtain debt financing are being amortized over the terms of the financing arrangements, utilizing a level-yield method.

COST IN EXCESS OF NET ASSETS OF BUSINESS ACQUIRED AND COVENANT NOT TO COMPETE The excess of purchase price, including related acquisition costs, over net assets acquired is being amortized by the straight-line method over periods ranging from 20 to 40 years. (Accumulated amortization at December 31, 1995 and 1994, was $1,682,000 and $1,400,000, respectively.) Covenant not to compete was being amortized over five years utilizing the straight line method and was fully amortized at December 31, 1993.

INCOME TAXES The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE SOURCES The Company's sources of revenues are: a)sales of specialty springs, metal stampings, wire forms and aluminum/zinc die castings; b)sales of specially designed and manufactured computer controlled sewing/quilting machinery and attendant sale of spare parts and service; and c)sales of special stitching services primarily to third party research and development contracts. All revenues are generated domestically. A division of the Company designs and manufacturers proprietary computer controlled spring coiler machines only for sale to Mid-West Spring. In 1995, 1994 and 1993, sales of $150,000, $636,000 and $270,000 (cost), respectively, were eliminated from sales in connection with this activity.

CREDIT RISK Credit is extended to customers based on management's evaluation of the customer's financial condition and, generally, collateral is not required.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company's financial instruments include trade accounts receivable, accounts payable, accrued expenses, notes payable and long-term debt. The fair value of all financial instruments are not materially different than their carrying value.

(LOSS) INCOME PER SHARE (Loss) income per common share amounts are computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents include all outstanding stock options and warrants. All common stock equivalents have been excluded for 1995 because their assumed exercise would be antidilutive.
The Company's Class B, C, and D warrants have been excluded for 1994 and 1993 because their assumed exercise would be antidilutive. The 1994 preferred stock dividend requirement adjustment to compute income attributable to common and common equivalent shares in the statement of operations reflects the effect of the redemption of preferred stock at an amount less than its carrying value including undeclared cumulative dividends.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION Certain reclassifications have been made in 1994 in order to conform to the 1995 presentation.

2.  LOSS CONTINGENCIES

In connection with obtaining covenant amendments, in May, 1996, from holders of Senior and Senior Subordinated Notes (see Note 6), the Company committed to dispose of its APC Division (diecasting Division) by August 31, 1996. This division has incurred net losses since its 1994 acquisition (see Note 3). Management is formulating its plans with regard to this disposition and anticipates finalizing its plans by June 30, 1996. Management estimates preliminarily that a 1996 loss from disposing of Division assets could range from $400,000 to $1,050,000.

Condensed financial information of the Division as of and for the year ended December 31, 1995 is as follows:

    Balance Sheet:

    Trade accounts receivable           $ 741,000

    Inventories                           741,000

    Equipment                           1,016,000

    Other                                 332,000

    Total Assets                       $2,830,000



    Accounts payable                   $  415,000

    Accrues expenses                      211,000

    Payable to Parent                   2,204,000

    Total Liabilities                  $2,830,000

    Operating:

    Net Sales                          $4,085,000
    Net losses                           (644,000)

3. BUSINESS ACQUISITION

 On March 8, 1993, the Company completed its stock exchange agreement with Mid-West Spring. In exchange for all of the issued and outstanding common stock of Mid-West Spring, the Company issued 7,150,000 restricted common shares, par value $.0001 per share (including 949,520 common shares that do not have voting rights). In addition, up to 814,200 Company Class B warrants were issued to the Company shareholders of record on March 5, 1993, (one warrant was issued for each three shares of Company Common Stock, exercisable for one common share of Company at $2 per share). The acquisition was accounted for under the purchase method of accounting. Because the stockholders of Mid-West Spring emerged with the majority of voting stock of the Company, Mid-West Spring was deemed to be the acquirer and the acquisition was accounted for as a reverse purchase of the Company by Mid-West Spring. Accordingly, the financial statements of the Company reflect the assets, liabilities and operations of Mid-West Spring as if Mid-West Spring had been the reporting entity from inception, and include the assets, liabilities and operations of the Company only from the date of exchange the Company had (March 8, 1993). At the date of exchange, the Company had 2,442,000 common shares outstanding with an estimated fair market value of $.50 per share representing a purchase cost of $1,220,000 (Tangible book value of the Company at date of purchase was $961,000). The fair values of the Company's assets and liabilities at the date of acquisition are presented below:


    Cash                        $  232,000
    Receivables                     91,000
    Inventories                    790,000
    Prepaid expenses and other      52,000
    Equipment                      105,000
    Goodwill                       259,000
    Accounts payable and
           accrued expenses    (   309,000)
                                $1,220,000

 In December 1994, the Company formed it's die casting division, including the purchase of the Denville, NJ die casting business (primarily equipment) for cash and notes aggregating $500,000. In January 1993 and October 1993, the Company purchased the Collingdale, PA and Azuza, CA, coiler businesses (primarily equipment) for cash and notes aggregating $1,000,000. These acquisitions and the resulting impact on results of operation were not considered material.

4. INVENTORIES

 The components of inventories as at December 31, were:


                                                    1995           1994

     Finished Goods                            $ 4,913,000    $ 2,811,000
     Work-In-Process                             1,609,000      1,762,000
     Raw Materials,including Finished Parts      2,831,000      2,836,000
     Inventories at FIFO                         9,353,000      7,409,000
                 LIFO Reserve                      417,000         80,000

                          TOTAL INVENTORIES    $ 8,936,000    $ 7,329,000

5. PROPERTY, PLANT AND EQUIPMENT

 Major classes of Property, Plant and Equipment as at December 31, were:


                                 USEFUL LIVES          1995           1994

     Land                                  -- $     639,000   $    639,000
     Buildings and
         Improvements            33-1/2 Years     4,328,000      4,201,000
     Machinery and Equipment       5-20 Years    16,596,000     14,631,000
     Furniture & Fixtures           5-7 Years     1,419,000      1,243,000
     Tools and Dies                   5 Years     4,544,000      3,906,000
              SUBTOTAL                           27,526,000     24,620,000
     Less:
     Accumulated Depreciation
     and Amortization                             7,592,000      5,925,000

          PROPERTY, PLANT AND
          EQUIPMENT, NET                      $  19,934,000   $ 18,695,000

 Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $1,714,000, $1,612,000 and $1,453,000, respectively.

6. DEBT

The components of Debt as at December 31, were:


                                          1995               1994

Notes payable to bank (revolving
credit agreement)                     $ 4,121,000         $   500,000
11.25% Senior Notes                    20,000,000          20,000,000
11.25% Senior Subordinated Notes
  (12.7% imputed interest rate)         7,000,000           7,000,000
                                       31,121,000          27,500,000
Less: current maturities                4,121,000             500,000
Face value of long-term debt
   outstanding                         27,000,000          27,000,000
   Original issue discount
     (Sr. Sub. Notes)                    (532,000)           (563,000)
Book value of long term debt
   outstanding                        $26,468,000         $26,437,000

 The Company's note payable to bank consists of a $5,000,000 revolving credit facility due on June 30, 1996 and bears interest at the bank's prime rate (8.5% at December 31, 1995 and 1994) plus 1/2%, payable monthly. At December 31, 1995, $4,121,000 was outstanding under this facility. The revolving credit facility provides for a 1/4% per annum commitment fee, payable quarterly. Total borrowings available under this facility are computed based on a formula of accounts receivable and inventory balances. This facility is secured by accounts receivable and inventory, as defined. Under this facility Mid-West Spring is precluded from making loans to the Company. Accordingly, approximately $1.4 million of the Company's net assets are restricted at December 31, 1995.

 The Senior Notes and Senior Subordinated Notes (together, the Notes) issued December 23, 1994 are payable to an insurance company. Interest on these notes is payable semi-annually in arrears. Principal payments of $6,750,000 on the Senior Notes are due on December 23, 2002 and 2003. The remaining principal balance on the Notes is due on December 23, 2004. If the Company prepays any principal amounts, such payments may be subject to an additional interest charge of up to approximately 8.75%. In connection with the issuance of the Senior Notes, the Company incurred $1,266,000 of fees and expenses which are included in deferred loan fees.

Each of the above credit facilities requires, among other things, that the Company maintain specified levels, as defined, of tangible net worth, working capital, cash flows, indebtedness, and capital expenditures; and limits the payment of dividends, redemption of stock, and mergers or acquisitions.

At December 31, 1995, because of net losses sustained in the quarter then ended, the Company was in violation of those restrictive covenants covering tangible net worth, working capital, cash flow, and others. The Company was not in arrears relative to the payment of principal or interest. By May 16, 1996, the Company received satisfactory waivers from lenders for 1995 debt covenant violations and, obtained amendments which will permit the Company to more easily comply with such covenants through December 31, 1996. The amendments also require the Company to cease operating APC Division (see Note 2) by August 31, 1996 and pay an additional 1/2% of annual interest for 1996 (additional 1996 interest of $135,000).

The Company's revolving credit facility expires June 30, 1996, and management expects to renegotiate this facility with its bank lender at terms no less favorable than those described above.

7. PREFERRED STOCK OF SUBSIDIARY AND COMMON STOCKHOLDERS' EQUITY

Preferred stock of Mid-West Spring and Stamping consists of the following:

                                            December 31,
                                  1995                        1994
                            Shares       Amount         Shares    Amount

Preferred stock:
 Class A                    22,269     $2,227,000       22,269    $2,227,000

 In January 1992, Mid-West Spring and Stamping authorized 150,000 shares and issued 67,186 shares of $.01 par value, $100 liquidation value preferred stock. The preferred stock of Mid-West Spring is comprised of three classes: Class A, Class B, and Class C. Class A and Class B maintain a dividend rate at 10% of the liquidation preference value of $100 per share with cumulative dividends. The Class C maintains a 0% dividend rate. The preferred stock, except as noted below, is subject to mandatory redemption requirements beginning in 2002 for Class A and in 1996 for Class B and C.

 Effective March 8, 1993, the Company issued 1,095,906 the Company Class C warrants to all (except for one) of the Class A shareholders, in consideration for their deleting the mandatory redemption date requirement. One warrant was issued for each $5 of redemption value, as defined, of such preferred stock. Accordingly, such Class A preferred stock has been classified on the balance sheet as Preferred Stock of Mid-West Spring and Stamping. Accrued dividends (undeclared) at December 31, 1992 of $478,000 in respect to these preferred shares have been reversed in 1993 as a credit to paid-in-capital.

 In conjunction with the 1994 issuance of the Senior Notes (Note 6), the Company paid $4,666,000 to repurchase 37,458 shares of Class A preferred stock, and 2,806 shares and 8,156 shares of Class A and Class B redeemable preferred stock, respectively, with a total aggregate redemption value, including accrued dividends of $5,114,000. The redemption value in excess of the purchase price, of $448,000, was recorded as a credit in 1994 to additional paid-in-capital.

 Upon repayment of the principal of the Company's Junior Subordinated Notes, the holder converted $370,000 of accrued interest to 3,700 shares of Class A redeemable preferred stock and converted 4,830 shares of Class C redeemable preferred stock to 4,830 shares of Class A redeemable preferred stock. The shareholder, in consideration for the exchange of Class C to Class A Preferred Stock, has agreed to waive the cumulative dividends on 4,830 shares of the Class A redeemable preferred stock until June, 1996 (which was the original redemption date of the Class C redeemable preferred stock)and has waived the mandatory redemption date requirement. This exchange was at fair value. Accordingly, such Class A preferred stock has been classified as Preferred Stock in Mid-West Spring.

 As of December 31, 1995, there were $692,000 of undeclared (and not accrued) dividends in arrears in respect to the preferred stock of Mid-West Spring.

COMMON STOCK

 In conjunction with the 1994 issuance of the Senior Notes (Note 6), the Company repurchased 1,256,150 shares of Common Stock for $879,000 and sold 654,973 shares of Common Stock for $500,000.

 At December 31, 1995, a total of 9,127,695 shares of Common Stock were reserved for possible future issuance in respect to conversion of warrants (2,127,695) and for future acquisitions (7,000,000).

During 1995, the Company amended its Certificate of Incorporation to increase the total authorized shares of all capital stock to 40,000,000 shares of which 31,000,000 shares will be common stock and 9,000,000 shares shall be unclassified stock with a par value of $.0001 per share. The unclassified common stock may be issued from time to time in one or more classes or series as determined by the Board of Directors.

WARRANTS

 The Company had the following warrants to purchase common stock outstanding at December 31:

                                      1995             1994

          Class A warrants          755,738           755,738
          Class B warrants           - -              828,074
          Class C warrants        1,121,957         1,121,957
          Class D warrants          250,000           250,000
                                  2,127,695         2,955,769

 The Class A warrants were issued in 1994 in conjunction with the issuance of the $7,000,000 Senior Subordinated Notes. These warrants had an estimated value of $563,000 at the time of issuance, are exercisable at $.01 per share and expire on December 23, 2004.

 The Class B warrants were issued in 1993, without any consideration being paid by the holders. The warrants were exercisable at $1.86 per share, and expired on December 5, 1995.

 The Class C warrants were issued in 1993 in consideration for the deletion of the mandatory redemption requirement related to certain Class A preferred stock of Mid-West Spring and Stamping. These warrants are exercisable at $4.65, as adjusted, per share which may be paid in Mid-West Spring and Stamping preferred stock and expire one-third in each of 2002, 2003 and 2004.
 The Class D warrants were issued in 1994 as additional fees related to the issuance of the Senior Notes. These warrants had no estimated value at the time of issuance, are exercisable at $1 per share and expire on April 15, 1997.

 STOCK OPTION PLANS

On June 12,1995, the Company adopted, subject to stockholder approval, a 1995 Stock Incentive Plan which replaced the 1987 Incentive Stock Option Plan. The 1995 Plan permits the issuance of options, stock awards, and stock appreciation rights (SARs) and provides for the granting of up to 600,000 shares of the Company's common stock to officers and other key employees with the terms of each award to be determined by the Compensation and Benefits Committee of the Board of Directors (Committee). Under the terms of the 1995 Plan, options granted may be either nonqualified or incentive stock options and the option price, determined by the Committee, shall not be less than the fair market value of the shares on the date of grant, SARs may be granted in tandem with or independent of the granting of a stock option. Each SAR will entitle the holder to elect to receive the appreciation in the fair market value of the shares subject thereto up to the date the right is exercised. No SAR or stock option may be exercisable prior to six months after the grant date nor later than ten years after the grant date. Stock awards will consist of common stock without payment and will be considered additional compensation for an employees service to the Company. No options, SARs, or stock awards have been granted under the 1995 plan.

Under the 1987 Plan, 10,000 options were exercised at $.50 per share (bid price $.875) in 1994 and, no options were exercised in 1995 or 1993. In 1995, 10,000 options in respect to a former director expired. At December 31, 1995, there were no options outstanding under 1987 plan.

 8. TAXES

    On January 1, 1993, the Company adopted Statement No. 109 "Accounting for Income Taxes". The effect of Statement No. 109 was a charge to Earnings of $540,000, representing the cumulative effect of the change in accounting principle, an increase to Fixed Assets of $2,800,000 and an increase to Deferred Tax Liability of $3,340,000. As permitted under Statement 109, prior years' financial statements were not restated.

 For the year ended December 31, 1993, application of Statement 109 decreased the pretax income by $181,000 and the net income by $111,000 because of increased depreciation expense as a result of Statement 109's requirement to report assets acquired in prior business combinations at their pretax amounts.

 The (benefit) provision for income taxes consists of the following:



                    1995          1994        1993

 Current:
    Federal            --       ( 53,000)         --
    State       $   62,000        26,000          --
                    62,000      ( 27,000)         --

 Deferred
    Federal     $(351,000)     $ 410,000      (660,000)
    State         (66,000)        77,000      (124,000)
                $(417,000)       487,000      (784,000)
                $(355,000)     $ 460,000     $(784,000)

 A reconciliation between the Company's effective tax rate and the US statutory rate (34%) at December 31 is as follows:

                                     1995         1994        1993

 Statutory tax (benefit) expense   $(527,000)   $464,000    $(856,000)
 Nondeductible amortization
       of cost in excess of net
       assets acquired                93,000      92,000       97,000

 Change in valuation reserve              --    (200,000)      60,000
 Other, primarily state taxes         79,000     104,000      (85,000)
                                   $(355,000)   $460,000    $(784,000)

 At December 31, 1995, the Company has net operating loss carryforwards of $6.4 million for income tax purposes that expire in the years 2000 through 2010. The timing of utilization of these carryforwards may be subject to annual limitations. $2.0 million of carryforwards related to the 1993 acquisition of the Company (see Note 3).

 Significant components of the Company's deferred tax liabilities and assets as at December 31, were:


Deferred tax liabilities:                            1995             1994

 Tax over book depreciation and bases
    differences of property, plant
    and equipment                            4,997,000           4,649,000
 Inventories                                   414,000             418,000
   Other                                         9,000                 ---
    Total deferred tax liabilities           5,420,000           5,067,000
Deferred tax assets:
 Net operating loss carryforwards            2,437,000           1,725,000
 Provisions for special charges                     --              94,000
 Other                                         393,000             241,000
    Total deferred tax assets                2,830,000           2,060,000
 Valuation allowance for deferred
          tax assets                          (424,000)           (424,000)
    Net deferred tax assets                  2,406,000           1,636,000
    Net deferred tax liabilities           $ 3,014,000          $3,431,000

9. COMMITMENTS

 The Company leases six of its ten facilities (including Corporate offices) under non-cancelable leases expiring through December 1999. All the leases include renewal provisions at the Company's option. The Company pays the property taxes, insurance and maintenance costs related to these leased properties, where applicable. Rent expense under the operating leases for 1995, 1994 and 1993 were $579,000, $428,000 and $503,000, respectively.

 Future minimum commitments under leasing arrangements at December 31, 1995, were as follows:

                     YEAR ENDING
                     DECEMBER 31           AMOUNT
                       1996              $  480,000
                       1997              $  380,000
                       1998              $  362,000
                       1999              $  244,000
                       Total             $1,466,000

10. SPECIAL CHARGES

 The special pretax charge to income in 1993 of $1.9 million reflects the closing down costs of the Logansport operation ($646,000); the write-off of the balance at December 31, 1993 of non-compete agreement ($460,000), and accrual of future payments to retired executive ($727,000) and; the write-off of redundant legal and appraisal expenses associated with the Company's long-term financing arrangement ($77,000). At December 31, 1995, accrued liabilities in respect to special charges of $100,000 and $50,000 were included in current liabilities and non current liabilities, respectively.

11. FOURTH QUARTER ADJUSTMENTS

 1995 fourth quarter adjustments caused net loss attributable to common shares and net loss per share attributable principally to inventory, increase $559,000 or $.06 per common share, respectively.

 1993 fourth quarter adjustments related to special charges (see Note 9) caused net loss attributable to common shares and net loss per common share to increase by $913,000 and $.10 per common share, respectively.

12. EMPLOYEE BENEFIT PLANS

The Company has a contributory 401(k)plan for the benefit of its nonunion employees. Each year the Company may make discretionary contributions based on a percentage of employee deductions. Company contributions to the plan were $121,000 in 1995 (none in 1994 and 1993).

The Company is required to contribute to a defined-contribution plan under a labor contract (APC Division) covering union employees. Expense related to the union plan was $49,000 in 1995 (none in 1994 and 1993).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages, and positions with the Company of the executive officers and directors of the Company. The directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                  Name               Age     Position(s) with Company

     C. Stephen Clegg (2)(3)         44      Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer

     Kenneth Scipta (3)              55      President and Director

     William V. Codos (3)            73      Director and Chairman Emeritus

     Michael B. Curran               43      Chief Financial Officer
     Richard N. Codos                40      Vice President

     George A. Stinson (1)           81      Director

     Jacob Pollock (1)               70      Director
_________________________________

(1)  Member of the Audit Committee of the Board of Directors

(2) Member of the Compensation and Benefits Committee of the Board of Directors

(3)  Member of the Executive Committee of the Board of Directors

FAMILY RELATIONSHIPS

     William V. Codos is the father of Richard N. Codos. No other family relationship exists between any director or executive officer of the Company or any person contemplated to become such.

BUSINESS EXPERIENCE

     C. STEPHEN CLEGG has served as the Company's chairman of the board of directors and chief executive officer since April 22, 1993. He has served as a director of the Company since September 1991 and as a director of the Company's wholly owned subsidiary, Pathe Advanced Composites Inc., since its formation in April 1993. From June 1989 to the present Mr. Clegg has also served as the chairman of the board of directors and chief executive officer of Spring. Mr. Clegg is president of Clegg Industries, Inc., a private investment firm which he founded in September 1988. Prior to founding Clegg Industries, Inc., he was a managing director of AEA Investors, Inc. From April 1989 to the present Mr. Clegg has also served as chairman of the board of directors and chief executive officer of Globe Building Materials, Inc. and its 80% owned subsidiary, Diamond Home Services, Inc. He is currently a director of two other public companies, Birmingham Steel Corporation and Ravens Metal Products, Inc. Mr. Clegg received a B.S. Degree from the United States Air Force Academy in 1972 and a M.B.A. Degree from the University of Chicago in 1975.

     WILLIAM V. CODOS has served a director of the Company since December 1987. From December 1987 through April 22, 1993 he served as the chairman of the board of directors and from 1987 through September 1991 he also served as president of the Company. From 1978 to December 1993 Mr. Codos has acted as a consultant to the Company on both a paid and unpaid basis. He has also served as a director of the Company's wholly owned subsidiary, Pathe Advanced Composites Inc., since its formation in April 1993. From 1951 until 1965 Mr. Codos worked for Pathe Equipment Co. Inc. where he served as vice president and subsequently president. In 1965 Pathe Equipment Co. Inc. was merged into a division of Walter Kidde, Inc. and Mr. Codos was appointed president of the textile machine division. In 1971 Mr. Codos became the corporate vice president of operations for all divisions of Walter Kidde, Inc., a position he held until 1978.

     KENNETH SCIPTA has served as a director of the Company since April 1993. From June 1994 to present Mr. Scipta has served as President of the Company and from April 22, 1993 to the present Mr. Scipta has also served as the president of Spring where he is responsible for Spring's day to day operations, planning, administration and financial reporting. Mr. Scipta is also a director of Spring and has been employed by Spring since 1979. He served as Spring's vice president of finance from 1979 to 1986 and as vice president of sales and marketing from 1986 to April 22, 1993. Mr. Scipta is a certified public accountant. Mr. Scipta resigned as president of the Company effective January 1, 1996 to assume the duties of president of the Special Products Division of Mid-West Spring. This division includes catalog sales, die springs, Kenlock clamps (patented new product) and the development of international sales.

     MICHAEL B. CURRAN has served as Chief Financial Officer since November of 1995. Prior to this Mr. Curran was the corporate controller for Marshall & Huschart Inc. a machine tool builder and distributor. Mr. Curran is a certified public accountant.

     GEORGE A. STINSON has served as a director of the Company since April 1993. He has also served as a director of Spring since February 1990. Currently and during the past eight years, Mr. Stinson has been retired from active corporate management and the practice of law. From 1961 until 1982 he served as chief executive officer of National Steel Corporation and from 1965 to 1981 he was also chairman of the board of directors. From 1981 to 1985 he was of counsel to the law firm of Thorp Reed & Armstrong in Washington, D.C. Mr. Stinson presently serves on the board of directors of Birmingham Steel Corporation, a steel production company and Globe Building Materials, Inc., a company which manufacturers shingles and roofing and, had served, in the past five years, on the board of directors of M.A. Hanna Company. Mr. Stinson was a practicing attorney from 1939 until 1961.

     JACOB POLLOCK has served as a director of the Company since April 1993. He has also served as a director of Spring since February 1990. From May 3, 1991 to the present Mr. Pollock has been chairman of the board of directors, chief executive officer and treasurer of Ravens Metal Products, Inc. From April 1989 to the present Mr. Pollock has been chairman of the board of directors and president of J. Pollock & Co., a company which is principally engaged in the sale of aluminum, private investment and consulting. From 1949 to 1989 Mr. Pollock served as chief executive officer of Barmet Aluminum Corporation. He is vice president of the Manufacturers Industrial Relations Association, a member of its negotiating team, and trustee for its retirement fund. He has served on the board of the Aluminum Association Inc. and is past chairman of its Recycling Division. Mr. Pollock is a past president of the Midwestern Division of the National Association of Recycling Industries (NARI), which was a precursor to the present Institute of Scrap Recycling Industries. Mr. Pollock also serves as a director of Summit Bank and several non-public companies including Globe Building Materials, Inc.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid or accrued by the Company during the three years ended December 31, 1995, to its Chief Executive Officer and to each executive officer of the Company whose aggregate remuneration exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                                        Annual Compensation

         (a)                               (b)              (c)                  (d)                  (e)
         Name and Principal                                                                           Other Annual
         Position (1)______                Year             Salary ($)           Bonus ($)            Compensation ($)

         C. Stephen Clegg                  1995             *                    *                    $153,500(1)
         Chairman & CEO                    1994             *                    *                    $150,000(1)
                                           1993             *                    *                    $150,000(1)

         Kenneth  E. Scipta                1995             $150,000             $ 50,000             * (2)
         President                         1994             $150,000             $ 48,139             *
                                           1993             $144,328             $ 50,075             *

         Robert L. Chase                   1994             $112,478             *                    *
         Vice President                    1993             *                    *                    *
                                           1992             *                    *                    *

         Richard N. Codos                  1994             $126,850             *                    *
         Vice President                    1993             $125,000             $ 9,523              *
                                           1992             $107,186             *                    *

         Samuel O. Lowry                   1995             $115,000             $15,000              *
         Vice President                    1994             $115,000              15,000              *
                                           1993             $ 91,035               9,500              *

_______________________________________________________________________

(1) Mr. Clegg receives no compensation from the Company and is not expected to receive compensation from the Company in the foreseeable future other than pursuant to attendance at meetings of the Company's board of directors and pursuant to participation in future executive stock option and bonus plans, if any.  Clegg Industries Inc., a corporation in which Mr. Clegg is the chief executive officer and controlling shareholder receives annual management fees from Spring of $150,000 plus reimbursement of expenses incurred by Clegg Industries Inc. in performing its duties under the management agreement between Spring and Clegg
Industries Inc. (see "Certain Relationships and Related Transactions").  Clegg Industries can increase its management fees by no
more than 5% in each consecutive year after 1994.   Mr. Clegg receives no other compensation, directly or indirectly from Spring or the Company.

(2) Mr. Scipta resigned as president of the Company effective January 1, 1996 to assume the duties of president of the Special
Products Division of Mid-West Spring.  This division includes catalog sales, die springs,  Kenlock Clamps (patented new product)
and the development of international sales.

OPTIONS/SAR GRANTS

     The Company did not grant any stock options or freestanding stock appreciation rights ("SARs") during 1995. The Company will not grant stock options in the future with an exercise price of less than the fair market value of the stock on the date of the grant.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE

     There were no exercises of stock options or freestanding SARs by the chief executive officer or any named executive officer of the Company during 1993. However, in February 1994, William V. Codos exercised all of his options for the purchase of 10,000 shares of Common Stock at an exercise price of $.50 per share. On the date of exercise the closing bid price was $1 per share and the net realized gain $5,000.

LONG TERM INCENTIVE PLAN AWARDS

     The Company does not have any Long Term Incentive Plans. Accordingly, the Company did not make any long-term incentive plan awards during the 1995.

REPORT ON REPRICING OF OPTIONS/SARS

     The Company did not, in 1995, adjust or amend the exercise price of any stock options or SARs.

PENSION PLANS

     The Company does not presently provide any of its officers or directors with pension plans.

COMPENSATION OF DIRECTORS

     The directors of the Company, excluding those who are either employees or consultants of the Company, are paid a fee of $500 for each meeting of the board of directors or committees thereof which they attend. All directors are reimbursed for reasonable expenses incurred by them in connection with their attendance at board or committee meetings. No other compensation is paid to the Company's directors for their serving as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

     The following table sets forth information as of February 28, 1996 with respect to the share ownership of the Company's Common Stock by its officers and directors, both individually and as a group, and by the record and/or beneficial owners of more than 10% of the outstanding amount of such stock. Unless otherwise noted each person named has sole voting and investment power with respect to the shares noted.

                                             Beneficial Ownership
                                                             Percent of
     Name and Address               Number of Shares        Class   (5)

     C. Stephen Clegg
     500 N. Western Ave
     Suite 212
     Lake Forest, IL 60045            4,598,225(1)             50.0%

     William V. Codos
     17 Camptown Road
     Irvington, NJ 07111                505,816(2)              5.4%

     Kenneth Scipta
     1404 Joliet Rd.-Suite C
     Romeoville, IL 60441               336,050(3)              3.6%

     Richard N. Codos
     17 Camptown Road
     Irvington, NJ 07111                211,250                 2.3%

     George Stinson
     1404 Joliet Rd.-Suite C
     Romeoville, IL 60441               152,295(4)              1.6%

     Jacob Pollock
     1404 Joliet Rd.-Suite C
     Romeoville, IL 60441               125,125(5)              1.3%

     All officers and
      directors as a group
      (8 persons)                        6,128,761             65.3%

(1) Of these shares, 2,979,605 are owned directly by Mr. Clegg and 1,618,620 are owned by others. Pursuant to a 5 year voting agreement which commenced August
29, 1991, the shares owned by others must be voted in accordance with the direction of Mr. Clegg. The voting agreement further provides that any additional shares acquired will be included under the agreement. Mr. Clegg has the right of first refusal to purchase these shares and certain investors have the right to terminate the voting agreement upon 180 days notice, and all investors after two years, owning more than 10% of the outstanding stock of the Company, can terminate the voting agreement upon 180 days notice. This amount does not include up to 30,758 shares which may be issued to others under operational voting agreements upon the exercise of 30,758 Class C Common Stock
Purchase Warrants.

(2) This amount includes 38,316 shares of Common Stock owned by Mr. Codos,
351,250 shares of Common Stock owned by Sonia Codos, the wife of Mr. Codos and 116,250 shares of Common Stock owned by Elaine Kranich, the daughter of Mr.
Codos, as to all of which shares Mr. Codos has investment and voting power.

(3) This amount does not include up to 9,568 shares of Common Stock which may be issued to Mr. Scipta upon his exercise of up to 9,568 Class C Common Stock
Purchase Warrants.

(4) This amount does not include up to 15,561 shares of Common Stock which may be issued to Mr. Stinson upon his exercise of up to 15,561 Class C Common Stock
Purchase Warrants.

(5) This amount does not include up to 10,338 shares of Common Stock which may be issued to Mr. Pollock upon his exercise of up to 10,338 Class C Common Stock
Purchase Warrants.

(6) This percentage is based upon 9,314,139 shares of Common Stock being issued and outstanding as of February 28, 1995. This percentage does not include shares of Common Stock which may be issued upon exercise of the Company's outstanding
Class A, Class C and Class D Common Stock Purchase Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 8, 1993 a closing was held regarding an August 28, 1992 agreement among the Company, Mid-West Spring and the Common Shareholders of Mid-West Spring pursuant to which the Company acquired all of the issued and outstanding common stock of Mid-West Spring in exchange for 7,150,000 shares of the Company Common Stock (see "The Company - Acquisition of Mid-West Spring"). Following such exchange, Mid-West Spring became a wholly owned subsidiary of the Company and Mid-West Spring's former common shareholders owned approximately 74.5% of the Company issued and outstanding Common Stock. Prior to the closing of and completion of the share exchange, C. Stephen Clegg, then an officer and director of Mid-West Spring and a director of the Company, controlled through direct ownership and voting agreements approximately 51% of the issued and outstanding voting common stock of Mid-West Spring and controlled through direct ownership and voting agreements approximately 40.9% of the issued and outstanding Common Stock of the Company (all of which shares were voting). Consequently, following the exchange, and as at February 28, 1995, Mr. Clegg controlled approximately 50.0% of the issued and outstanding voting Common Stock of the Company.

     In June 1989, Mid-West Spring entered into a management agreement with Clegg Industries Inc. ("CI"), a corporation in which C. Stephen Clegg is the chief executive officer and controlling shareholder, which provides for the payment of annual management fees to CI of $150,000 payable in quarterly installments plus reimbursement of expenses incurred by CI in performing its duties under the management agreement. In connection with the management agreement CI provides advisory and consulting services to Mid-West Spring. The term of the management agreement is indefinite but will terminate at such time that neither CI nor any of its affiliates have an equity interest in Mid-West Spring. In the event additional businesses are acquired by Mid-West Spring, the management fee may be increased to compensate CI for its additional obligations. However, pursuant to the Senior Notes agreement, management fees paid to CI cannot exceed $150,000 plus 5% in each succeeding year after 1994.

     C. Stephen Clegg, chairman and CEO of the Company, Ken Scipta, president of Mid-West Spring and a director of the Company and Leo Wysocki, the former president and director of Mid-West Spring, are shareholders of Spring Systems Inc. ("SSI"), a corporation engaged in the sale and distribution of third party spring coiling machinery and ancillary spring manufacturing and metal forming equipment and tools. From time to time these individuals offer advice and provide consulting services to SSI regarding the spring business and general business matters. In 1993 and in 1995, Mid-West Spring purchased $120,000 and $78,000, respectively, of equipment at dealer cost, as a result of SSI's relationships with machinery manufacturers. Mr. Clegg is also a shareholder of H.I., Inc. which provides catalog and market research support for the Company.

     William V. Codos is employed by Pathe (a division) on a month-to-month basis to provide consulting services related to technical efforts and new business development. Prior to 1994, Mr. Codos was employed pursuant to a consulting agreement which provided for an annual consulting fee of up to $46,000. The agreement was renewed every year since its inception on July 17, 1989 and was terminated on December 31, 1993. The consulting agreement provided for among other things, reimbursement of business related expenses, the ownership by the Company of all inventions and technology in the field of the Company's business developed by Mr. Codos during the term of the agreement (of which there have been none to date), the non-disclosure by Mr. Codos of technological and business information which the Company deems to be secret and confidential to it, and for non-competition by Mr. Codos with the Company for a three year period following termination of the agreement. In February 1994, Mr. Codos purchased 10,000 shares of Common Stock at $.50 per share pursuant to the exercise of all 10,000 stock option shares. The closing bid price at date of exercise was $1 per share. Also, in February 1994, Mr. Codos received 28,316 shares of Common Stock in lieu of cash payment for outstanding amounts owed Mr. Codos pursuant to his consulting agreement. In addition, in 1995 and 1994 Mr. Codos received $47,041 and $7,760, respectively, for consulting fees related to work with McDonnell Douglas.

     Kenneth E. Scipta was employed by the Company pursuant to an employment and non-competition agreement, dated May 14, 1993, which provides, among other things, for: 1) an annual salary of $150,000; 2) an annual bonus to be determined by the Board of Directors of not less than $50,000; 3) deferred incentive compensation for each year of service of the lesser of $100,000 or 5% of operating cash flow, as defined, and 4) reimbursement of related business expenses. The employment and non-competition agreement expire June 21, 1996.
Mr. Scipta resigned as president of the Company effective January 1, 1996 to assume the duties of president of the Special Products Division of Mid-West Spring. This division includes catalog sales, die springs, Kenlock Clamps (patented new product) and the development of international sales.

     Richard N. Codos is employed by Pathe pursuant to a three year employment and non-competition agreement which provides for annual compensation of $125,000 and runs through July 17, 1997. The employment agreement is renewable on a year to year basis, thereafter, and provides for, among other things, reimbursement of business related expenses, the ownership by the Company of all inventions and technology in the field of the Company's business developed by the employee during the term of the agreement (of which there have been none to date), the non-disclosure by the employee of technological and business information which the Company deems to be secret and confidential to it. No other officers of Pathe have written employment agreements.

     All transactions in 1995 between the Company and any affiliate are on terms at least as favorable as could be obtained from unaffiliated independent third parties and have been approved by a majority of the Company's independent, disinterested directors.

     The Company has obtained or commenced application for inventions or technology that are currently used in the business or reasonably expected to be used in the business. Further, it is unaware of any other invention or technology used in the business that would be subject to protection pursuant to any employment agreements or non-competition/non-disclosure agreements entered into in the normal course of business.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements

(a)(1) The following financial statements filed as part of this report are included in Item 8.:

 THE COMPANY:

 A. Report of Independent Auditors

 B. Consolidated Financial Statements

    a. Balance Sheets --
          As at December 31, 1995 and 1994
    b. Statements of Operations --
          For the years ended December 31, 1995, 1994 and 1993.
    c. Statements of Changes in Common Stockholders' Equity -- For the years ended December 31, 1995, 1994 and 1993.
    d. Statements of Cash Flows
          For the years ended December 31, 1995, 1994 and 1993.

 C. Notes to Consolidated Financial Statements

(a)(2) The following consolidated financial statement schedules of the Company included in this report on pages 58 and 59 as filed herewith as part hereof:

 Schedule I - Condensed Financial Information of Registrant

 Schedules other than those listed are omitted because they are not required or are not applicable, or the required information is included in the financial statements or notes thereto.

EXHIBITS

     The following exhibits are filed herewith or incorporated by reference as part of this report:

Exhibit No. as filed
with registration
statement or report
specified below

  2(a)    Stock Exchange Agreement (the "Agreement"),
          dated as of August 28, 1992, among Pathe
          Technologies Inc., Mid-West Spring
          Manufacturing Company and the common
          shareholders of Mid-West Spring Manufac-
          turing Company (1)
   (b)    First Addendum to the Agreement, dated
          October 28, 1992 (1)
  3(a)    Certificate of Incorporation, as amended
          on July 20, 1992 (2)
   (b)    By-Laws (3)
  4(a)    Specimen Common Stock Certificate (3)
   (b)    Form of Class B Common Stock Purchase
          Warrant (5)
   (c)    Class C Common Stock Purchase Warrant(5)
   (d)    Warrant Agreement, dated as of March 8, 1993,
          between Pathe Technologies Inc. and
          Continental Stock Transfer & Trust Company(5)
   (e)    Certificate of Designation, filed March 8, 1993(5)
   (f)    Third Amended Restate Secured Credit Agreement,
          dated as of December 23, 1994 between the Company
          and American National Bank and Trust Company of
          Chicago
   (g)    Note and Share Purchase Agreement, dated December
          23, 1994, between the Company and JHMLCO (6)
   (h) Waiver and amendment agreement, Note and Share Purchase Agreement, dated Decemnber 23, 1994, between the Company and JHMLCO (6)
   (i) First Amemdment and Waiver to Third Amended and Restated Secured Credit Agreement, dated June 30, 1995 between the Company and American ank and Trust Company of Chicago (7)
   (j) Second Amendment, Waiver and Forbearance to Third Amended and Restated Secured Credit Agreement, dated May 16, 1996 between the Company and American Bank and Trust Company of Chicago (7)
   (k)    Waiver Agreement, dated May 16, 1996 between the Company
          and HMLCO (7)
  9(a)    Voting Trust Agreement, dated as of August 29,
          1991 between C. Stephen Clegg and John M.
          McMahon, Richard G. Reece, Jaime Sohacheski,
          Nathan Bernstein and Raggio Di Sole
          International S.A.H. Luxembourg(5)
 10(a)    Employment Agreement, dated March 21, 1987,
          between the Company and Richard N. Codos (3)
   (b)    Consultant Agreement, dated February 25, 1987,
          between the Company and William V. Codos (3)
   (c)    Lease Agreement, dated June 20, 1984, between
          the Company and Olympic Industrial Park (3)
   (d)    Incentive Stock Option Plan (3)
   (e)    Consultant Agreement, dated December 1, 1991,
          between the Company and Janet T. Codos (4)
   (f)    Management Agreement, made as of June 21, 1989,
          between Clegg Industries Inc. and Mid-West
          Spring Manufacturing Company(5)
   (g)    Employment and Non-Competition agreement, dated
          May 14, 1993, between the Company and Kenneth
          E. Scipta (6)
   (h)    Employment and Non-Competition agreement, dated
          May 30, 1994, between the Company and Richard
          N. Codos (6)
 21(a)    Mid-West Spring and Stamping Corp. is the only
	  Subsidiary of Registrant
 27       Financial Data Schedule(7)

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Form 8-K of the Company dated November 4, 1992, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Form 8-K of the Company, dated July 20, 1992 which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-18, File No. 33-12629-NY, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to Form 10-K of the Company for the year ended October 31, 1991, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of the Company on Form S-1, File No. 33-68848, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the Form 10-K of the Company for the year ended December 31, 1994, which exhibit is incorporated herein by reference.

(7)  Filed herewith.

                       MID-WEST SPRING MANUFACTURING, INC.
                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MID-WEST SPRING MANUFACTURING, INC.


Date:
May 3, 1996                       BY /s/ C. Stephen Clegg
                                  C. Stephen Clegg, Chairman, Board
                                  of Directors and Chief Executive
                                  Officer


/s/ Michael B. Curran  5/3/96      Chief Financial Officer
Michael B. Curran      Date


/s/ Kenneth Scipta     5/3/96      Director, President
    Kenneth Scipta     Date


/s/ Richard N. Codos   5/3/96      Director, Vice President
    Richard N. Codos   Date


/s/ William V. Codos   5/3/96      Director
    William V. Codos   Date


/s/ Jacob Pollock      5/3/96      Director
    Jacob Pollock      Date


/S/ George Stinson     5/3/96      Director
    George Stinson     Date

                                                                      SCHEDULE I

               MID-WEST SPRING MANUFACTURING INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS                                AT DECEMBER 31,
                                                      1995          1994
     Assets

     Current assets
        Cash                                      $     6,000   $    78,000
        Trade accounts receivable                     274,000       264,000
        Inventories                                 1,400,000     1,036,000
        Prepaid expenses and other                     21,000       162,000
           Total current assets                     1,701,000     1,540,000

     Property, plant and equipment, Net               123,000       103,000
     Deferred Income Taxes                            143,000       344,000
     Other                                            151,000            --

     Investment in Mid-West Spring                    324,000     1,805,000
     11.75% Note Receivable from Mid-West Spring
       (Due 2002, 2003, and 2004)                  27,250,000    27,250,000

     Total assets                                 $29,692,000   $31,042,000

     Liabilities and stockholders' equity

     Current liabilities
        Cash Overdraft                             $   23,000   $        --

        Due to Mid-West Spring                        240,000       535,000
        Accounts payable                              298,000       161,000
        Accrued payroll and other expenses             41,000        71,000
           Total current liabilities                  602,000       767,000

     Long Term Debt                                26,468,000    26,437,000
     Stockholders' Equity:
        Paid-in capital                             6,559,000     6,559,000
        Retained earnings deficit                  (3,038,000)   (1,842,000)
        Treasury Stock, at cost                    (  899,000)   (  879,000)
           Total stockholders' equity               2,622,000     3,838,000

     Total liabilities and stockholders' equity   $29,692,000   $31,042,000

CONDENSED STATEMENTS OF OPERATIONS
                                                Year Ended    Year Ended
                                                December 31,  December 31,
                                                    1995          1994
     Net sales (including sales to Mid-West
        Spring of $ 150,000 and $636,000,
        respectively)                           $ 1,710,000   $ 1,649,000

     Costs and expenses
        Cost of Sales                             1,182,000     1,114,000
        Selling and administrative expenses         173,000       376,000
                                                  1,355,000     1,490,000

        Interest expense                         (   30,000)   (   67,000)
        Interest income from Mid-West Spring        161,000        95,000
     Net interest income                            131,000        28,000

        Income before equity in net (loss)
          income of Mid-West Spring and
          income tax benefit                        486,000       187,000

     Equity in net (loss) income of Mid-West    ( 1,481,000)      827,000
        Spring
     Income tax benefit                          (  201,000)   (  108,000)
     Net (loss) income                          ( 1,196,000)      906,000


     Preferred stock of Mid-West Spring
        dividend (requirement) benefit            ( 229,000)      942,000


     (Loss) Income attributable to common       $(1,425,000)  $ 1,848,000
       shares

     CONDENSED STATEMENT OF CASH FLOWS

     Net cash (used in) provided by  operating
        activities during the year              $  ( 73,000)  $   400,000
     Proceeds from long-term debt - Financing                  26,437,000
     Purchase of Equipment                          (33,000)
     Issuance of Warrants re refinancing -               --
        Financing                                        --       563,000
     Proceeds from sale of Common                                 505,000
       Stock-Financing
     Purchase of Common Stock - Financing        (   20,000)   (  879,000)
     Cash of Company acquired by Mid-West
       Spring in reverse purchase - Investing            --            --
     Proceeds lent to Mid-West Spring -                       (27,000,000)
       Investing                                     54,000
     Other financing activities

            (Decrease) Increase in cash         $ (  72,000)  $    26,000

Note - Basis of Presentation

 In the parent company-only financial statements, the Company's investment in Mid-West Spring and Stamping is stated at equity in net assets of Mid-West
Spring. The Company's share of income of Mid-West Spring and Stamping is included in parent company - only operating results using the equity method. The equity in net income of Mid-west Spring and Stamping is for the year ended
December 31, 1995 and 1994.

 Parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

