Form 10-Q
period 1996-03-31
MID WEST SPRING MANUFACTURING CO
filed 1996-05-17
CIK 731895

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549
                              ______________________

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.


                   March 31, 1996                           0-16677
             (For Quarter Ended)                  (Commission file number)
             MID-WEST SPRING MANUFACTURING COMPANY, INC.

              (Exact name of registrant as specified in its charter)

                                     DELAWARE
          (State or other jurisdiction of incorporation or organization)

                                    11-2661683
                       (I.R.S. Employer Identification No.)

                   1404 JOLIET RD. - UNIT C, ROMEOVILLE, IL  60446
                     (Address of principal executive offices)

                                   708-739-3800
                (Registrants telephone number, including area code)

                             PATHE TECHNOLOGIES, INC.
    (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                         No

                  31,000,000 shares, $.0001 par value, 9,290,594
                            outstanding as of May 10, 1996.
             (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

                          PART 1 - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

       The following condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the year ended December 31, 1996.

       Information with respect to all periods ending March 31, 1996 and 1995 is unaudited and the balance sheet data at December 31, 1995 has been derived from audited financial statements.



           MID-WEST SPRING MANUFACTURING COMPANY, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,       DECEMBER 31,
                                                 1996              1995
       ASSETS

  CURRENT ASSETS:
    Cash                                       $    45,000  $    564,000
    Trade Accounts Receivable, net               4,917,000     4,380,000
    Inventories
       Finished Goods                            5,189,000     4,913,000
       Work-in-Process                           1,708,000     1,609,000
       Raw Materials and Parts                   2,091,000     2,414,000
                                                 8,988,000     8,936,000
    Prepaid Expenses and Other                     589,000       600,000
            TOTAL CURRENT ASSETS                14,539,000    14,480,000
  Property, Plant & Equipment, net              19,679,000    19,934,000
  Purchase Cost in Excess of Assets Acquired     8,257,000     8,328,000
  Other                                          1,531,000     1,584,000
                                               $44,006,000  $ 44,326,000

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Cash Overdraft                             $        --   $   622,000
    Notes Payable to Bank                        4,223,000     4,121,000
    Accounts Payable                             2,735,000     2,872,000
    Accrued Payroll & Other Expenses             1,658,000     1,698,000
    Income Taxes Payable                                --        32,000
    Accrued Interest                               826,000            --
          TOTAL CURRENT LIABILITIES              9,442,000     9,345,000
  Long-Term Debt                                26,476,000    26,468,000
  Deferred Income Taxes and Other                3,631,000     3,664,000
  Preferred Stock of Mid-West Spring
     Manufacturing Company                       2,227,000     2,227,000
  COMMON STOCKHOLDERS' EQUITY:
    Common Stock, par value $.0001; 31,000,000
    shares authorized; 10,570,289 shares
    issued, respectively
                                                        --            --
    Paid-in-Capital                              6,559,000     6,559,000
    Retained Earnings (Deficit)                (3,430,000)   (3,038,000)
    Treasury Stock,at cost(1,279,695 shares)     (899,000)     (899,000)
                                                 _________     _________
            TOTAL COMMON STOCKHOLDERS' EQUITY    2,230,000     2,622,000
                                               $44,006,000   $44,326,000

  See Notes



           MID-WEST SPRING MANUFACTURING COMPANY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months ended
                                                    March 31


                                                1996          1995

  NET SALES                                 $9,272,000     $9,622,000

  Cost and expenses:
    Cost of sales                            7,698,000      7,401,000
    Selling and administrative                 958,000      1,257,000
    Amortization of intangibles                 69,000         71,000

                                             8,725,000      8,729,000

  OPERATING INCOME                             547,000        893,000
    Interest expense                           939,000        782,000
                                             _________      _________
  Income (loss) before income taxes           (392,000)       111,000

    Income taxes                                    --         15,000

                                             _________      _________
  NET INCOME (LOSS)                         $ (392,000)     $  96,000

  Preferred Stock of Mid-West Spring
    Manufacturing Co. Dividend Requirement      61,000         42,000
                                             _________      _________
  Income (loss)attributable to
    Common Shares                           $ (453,000)     $  54,000

  INCOME (LOSS)PER COMMON SHARE                 $( .05)        $  .01


  Weighted average number of
     shares outstanding                      9,290,594     10,069,877

  See Notes


              MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                            COMMON STOCKHOLDERS' EQUITY

                             COMMON STOCK  Additional       Retained    Treasury
                                Shares     Paid-in-Capital  (Deficit)     Stock      Total

    Balance, December 31, 1995  10,570,289 $ 6,559,000  ($3,038,000) ($  899,000) 2,622,000

     NET LOSS                                              (392,000)             (  392,000)
                                __________   _________   __________    __________  ________
    Balance, March 31, 1996     10,570,289   6,559,000  ($3,430,000) ($  899,000) $2,230,000

    See Notes


           MID-WEST SPRING MANUFACTURING COMPANY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS



                                                        Three months ended
                                                            March 31,
                                                         1996         1995

  CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
    Net Income (Loss)                                $(392,000)    $  96,000
    Adjustments to reconcile net income/loss to
    net cash from operating activities:
      Depreciation and amortization                    527,000       508,000
      Deferred income taxes                                 --            --
      Changes in net operating assets and
         liabilities, net of effects from
         1993 acquisitions                               59,000  ( 1,786,000)
                                                        194,000  ( 1,182,000)


  CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
    Purchase of equipment                           (  201,000)  (   700,000)
                                                    (  201,000)  (   700,000)

  CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net        102,000     1,494,000

    Principal payments on long-term debt, net               --            --
    Cash overdraft                                    (622,000)      192,000
    Other                                                8,000   (    74,000)
                                                    (  512,000)    1,612,000

  NET INCREASE IN CASH                              $( 519,000)   $( 270,000)

  Cash, Beginning                                   $  564,000    $  408,000

  Cash, End                                         $   45,000    $  138,000

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                      $   88,000    $   27,000
      Income taxes                                          --            --
    Noncash investing activities:
      Reverse purchase of Pathe                             --            --
    Noncash financing activities:
      Common Stock issued                                   --            --
      Redeemable Preferred Stock of Mid-West
        Spring dividend requirement                         --            --


  See Notes


                         NOTES TO CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

  1. PREFERRED STOCK

       At March 31, 1996, there were $753,000 of accumulated and undeclared dividends in respect to Preferred Stock of Mid-West Spring Manufacturing Co.

  2. TAXES

       A reconciliation between the Company's effective tax rate and the US statutory rate (34%) at March 31, is as follows:


                                             1996        1995
       Statutory tax expense (benefit)       $(133,000)       $33,000
       Nondeductible amortization of cost
         in excess of net assets acquired       24,000         24,000
       Other, various items                   (109,000)      ( 42,000)
                                             $    0         $  15,000

       At March 31, 1996, the Company has net operating loss carryforwards of $6.4 million for income tax purposes that expire in the years 2000 through 2010. The timing of utilization of these carryforwards may be subject to annual limitations. $2.0 million of these carryforwards resulted from the Company's 1993 reverse purchase of Pathe. For financial reporting purposes, a valuation allowance of $424,000 has been recognized to offset the deferred tax assets related to those carryforwards.

       Significant components of the Company's deferred tax liabilities and assets as of January 1, 1996 are as follows:

  Deferred tax liabilities:
       Tax over book depreciation and bases
        differences on property, plant, equip.   $4,997,000
       Inventories                                  414,000
        Other                                         9,000
            Total deferred tax liabilities        5,420,000
  Deferred tax assets:
       Net operating loss carryforwards           2,437,000
       Provision for 1993 special charges                --
       Other - net                                  393,000
            Total deferred tax assets             2,830,000
       Valuation allowance for deferred
         tax assets                              (  424,000)
            Net deferred tax asset                 2,406,000
            Net deferred tax liabilities         $ 3,014,000

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS

  OVERVIEW
       The Company's net sales decreased $350,000 or 3.6% to $9,272,000 attributable to lower than expected sales from Spring and Stamping. Operating income decreased $346,000 to $547,000. The decrease in operating income was attributable to lower sales volume from the spring plants ($336,000) and higher production costs from the die cast division ($257,000). The spring plants have continued to make productivity improvements that have lowered direct labor as a percent of sales by 4.9%. However poor results from the die cast division (loss $406,000) have continued to hurt the Company's earnings.

  NET SALES
       The Company's net sales for the first quarter ended March 31, 1996, were $9,272,000, down 3.6% from the $9,622,000 recorded in the comparable 1995 quarter. Spring's operation contributed $575,000 of the net sales decrease with a drop in sales from its newly-formed die casting division of $238,000. Pathe Advanced Composite's sales increased by approximately $225,000 as they were able to ship two chain stitch machines.

       Spring's die casting operation continues to slip with a quarter ending backlog of $969,000 reflecting weak demand from existing customers. While Pathe Advanced Composite's sales remained constant at approximately $291,000, a major step forward has been achieved in the development of chain stitch machinery sales. In April Pathe unveiled its new chain stitching machine at the ISPA show in New Orleans. This resulted in $1.5 million in new orders. The Company's booked orders at March 31, 1996, were $8.5 million compared to $8.3 million and $12.3 million at December 31, 1995 and March 31, 1995, respectively. The change in backlog from March of 1995 to March of 1996 reflects Company improvements in on time deliveries (from 80% in 1995 to 92% in 1996)and to an increasing competitive pricing environment in the market place. Booked orders from Spring (including blanket orders) were $8.0 million including $.9 million from the die casting division. Booked orders for Pathe were $.5 million since the quarter ended just prior to the ISPA show.

  OPERATING INCOME
       Operating income decreased $346,000 to $547,000 compared to $893,000 for the comparable quarter. The decrease in operating income was attributable to increased costs of production at the die cast division (up $257,000)and weak sales from the spring plants (down $336,000). Pathe's operating loss was $37,000 as the division absorbed higher costs relating to the shipment of the first two chain stitch machines. Their margins are expected to rebound as the production process is smoothed out.

       Cost of sales, as a percentage of sales, for the first quarter 1996 increased 6.1 % to 83.0% attributable to the continued production problems at the die casting division. Direct labor at the spring plants fell 4.9% and manufacturing overhead fell $87,000 as managements productivity programs took effect. Having achieved these productivity gains and cost reductions at the spring plants the Company is now prepared to more aggressively price its product to win back market share. Management is seeking solutions to the die casting division's poor results (loss of $406,000). The options being considered include selling or closing this facility.

       Selling and Administrative expenses decreased $299,000 to $958,000 (10.3% of net sales) for the first quarter compared to $1,257,000 (13.1%) for the comparable year ago quarter. Selling and Administrative expenses decreased due to managements efforts to reduce overhead. Spring has lowered its travel expense by $40,000 compared to the same period last year. Due to the consolidation of the Casting divisions sales force with the Company's in 1995, the Company was able to save approximately $45,000 in sales related expenses. Administrative expenses decreased approximately $155,000 to $569,000 (6.1%) compared to $724,000 (7.5%) for the comparable year ago quarter. The decrease was attributable to the consolidation of the administrative functions of the Casting division with that of the Company's amounting to a savings of approximately $75,000. Also, executive and office salaries at the Corporate headquarters decreased approximately $65,000 due to turnover and Mr. Kenneth Scipta's resignation as the Company's president effective January 1, 1996 to assume the duties of president of the Special Products Division of Mid-West Spring.

       Interest expense increased $157,000 from the comparable quarter to $939,000. The increase was due to a higher debt balances and effective rate on borrowings as a consequence of the Company's fixed rate, debt refinancing in December 1994.

  INCOME TAX

       The provision for income taxes for the periods presented was based on the estimated effective tax rate for the year.

  LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1996, the Company's current assets ($14.5 million) exceed current liabilities ($9.4 million) by $5.1 million which compares to the $5.1 million excess of current assets over current liabilities at December 31, 1995. Included in current liabilities at March 31, 1996 and December 31, 1995 is $4.2 million and $4.1 million, respectively, borrowed under its revolving credit agreement which expires in June, 1996. The Company, in December 1994, refinanced its long-term debt and has successfully, in each of the past five years, been able to "roll-over" its revolving credit agreement.

        Since inception (June 1989), the Company has generated approximately $9.0 million in operating cash flow which has been used to fund a continuing modernization and automation program through capital equipment purchases, acquisitions to expand products and markets and increased working capital requirements for its Spring operations. Before the reduction for changes in net operating assets and liabilities of $.1 million and $1.8 million for the quarter ended March 31, 1996 and 1995, respectively, cash flow from operating activities were $.1 million and $.6 million for 1996 and 1995, respectively. Included in cash flow from operations is $939,000 and $782,000 in interest expense for 1996 and 1995, respectively.

       Short term debt at March 31, 1996 includes $4.2 million borrowed under the Company's $5 million revolving credit line which was renewed in June 1995 and amended in December 1994 (coincidental with the long-term refinancing) and expires in June 1996. The Company expects, as it has successfully done in the past, to renew or refinance its revolving credit line prior to expiration.

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

       In 1996, the Company plans capital expenditures of approximately $1.0 to $1.5 million in each of 1996 and 1997 in order to continue to expand its existing products and markets. Future capital expenditures are expected to be funded by cash from operations. The Company believes it has a sufficient operating cash flow and working capital base to meet all of its obligations for the foreseeable future, including possible acquisitions to expand its existing products and markets.

                            PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS

       (a) Exhibits:

            27 - Financial Data Schedule

       (b) Reports on Form 8-K: None

                                     SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MID-WEST SPRING MFG. CO., INC.

                                        By    /s/Michael B. Curran
                                              Michael B. Curran,
                                              Chief Financial Officer

                                              May 17, 1996