Form 10-K/A
period 1995-12-31
MID WEST SPRING MANUFACTURING CO
filed 1996-05-21
CIK 731895

=====================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   __________
                                    FORM 10-K/A-1
(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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