Form 10-Q
period 1996-06-30
MID WEST SPRING MANUFACTURING CO
filed 1996-08-30
CIK 731895

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549
                              ______________________

                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.


                JUNE 30, 1996                           0-16677
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

               Yes    /X/                       No  /  /

                       31,000,000 shares, $.0001 par value,
                    9,290,594 outstanding as of August 12, 1996
            (Indicate the number of shares outstanding of each of the
       issuer's classes of common stock, as of the latest practicable date)



                          PART 1 - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

       The following condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of results that may be expected for the year ended December 31, 1996.

       Information with respect to all periods ending June 30, 1996, and 1995, is unaudited and the balance sheet data at December 31, 1995 has been derived from audited financial statements.


              MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                JUNE 30,       DECEMBER 31,
                                                  1996            1995
  ASSETS
  CURRENT ASSETS:
    Cash                                      $        --     $    564,000
    Trade Accounts Receivable, net              4,810,000        4,380,000
    Inventories
       Finished Goods                           5,281,000        4,913,000
       Work-in-Process                          1,354,000        1,609,000
       Raw Materials and Parts                  1,957,000        2,414,000
                                                8,592,000        8,936,000
    Prepaid Expenses and Other                    639,000          600,000
            TOTAL CURRENT ASSETS               14,041,000       14,480,000

  Property, Plant & Equipment, net             19,110,000       19,934,000
  Purchase Cost in Excess of Assets Acquired    8,187,000        8,328,000
  Other                                         1,479,000        1,584,000
                                              $42,817,000     $ 44,326,000
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Cash Overdraft                                 22,000          622,000
    Notes Payable to Bank                       4,781,000        4,121,000
    Accounts Payable                            3,554,000        2,872,000
    Accrued Payroll & Other Expenses            2,493,000        1,698,000
    Income Taxes Payable                               --           32,000
    Accrued Interest                               27,000               --
          TOTAL CURRENT LIABILITIES            10,877,000        9,345,000
  Long-Term Debt                               26,484,000       26,468,000
  Deferred Income Taxes and Other               3,617,000        3,664,000
  Preferred Stock of Mid-West Spring
     & Stamping Corp.                           2,227,000        2,227,000
  COMMON STOCKHOLDERS' EQUITY:
    Common Stock, par value $.0001; 31,000,000
    shares authorized; 10,570,289 shares
      issued, respectively                             --               --
    Paid-in-Capital                             6,559,000        6,559,000
    Retained Earnings (Deficit)                (6,048,000)      (3,038,000)
    Treasury Stock, at cost (1,279,695 shares)   (899,000)        (899,000)

            TOTAL COMMON STOCKHOLDERS' EQUITY    (388,000)       2,622,000
                                              $42,817,000      $44,326,000

  See Notes



              MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Three months ended        Six months ended
                                       June 30,                  June 30,
                                   1996       1995         1996        1995
  NET SALES                   $ 8,910,000 $10,133,000  $18,182,000  $19,755,000

  Cost and expenses:
    Cost of sales               7,449,000   7,850,000   15,147,000   15,251,000
    Selling and administrative  1,082,000   1,274,000    2,040,000    2,531,000

    Amortization of intangibles    69,000      70,000      138,000      141,000
    Special charges             2,000,000          --    2,000,000           --

                               10,600,000   9,194,000   19,325,000   17,923,000

  OPERATING INCOME(LOSS)       (1,690,000)    939,000   (1,143,000)   1,832,000
    Interest expense              928,000     881,000    1,867,000    1,663,000

  Income (loss) before
    Income taxes               (2,618,000)     58,000   (3,010,000)     139,000

    Income taxes                       --      15,000           --       30,000

  NET INCOME(LOSS)            $(2,618,000)  $  43,000  $(3,010,000)  $  169,000

  Preferred Stock of Mid-West
    Spring & Stamping Corp.
    Dividend Requirement           62,000      42,000      123,000       84,000

  Income (loss) attributable
    to Common Shares          $(2,680,000)  $   1,000  $(3,133,000) $    55,000

  INCOME PER COMMON SHARE          $ (.29)     $   --       $ (.34)      $  .01

  Weighted average number of
     shares outstanding         9,290,594  10,069,877    9,290,594   10,069,877

  See Notes



                           MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENT OF
                                        COMMON STOCKHOLDERS' EQUITY
                            COMMON     Additional
                            STOCK        Paid-in      Retained     Treasury
                            Shares       Capital      (deficit)      Stock        Total
  Balance,
   December 31, 1995      10,570,289   $6,559,000   ($3,038,000)  ($899,000)   $2,622,000

   NET INCOME                                          (392,000)                 (392,000)

  Balance,
    March 31, 1996        10,570,289   $6,559,000   ($3,430,000)  ($899,000)   $2,230,000

   NET INCOME                                        (2,618,000)               (2,618,000)

  Balance,
    June 30, 1996         10,570,289   $6,559,000   ($6,048,000)  ($899,000)    ($388.000)


  See Notes



              MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS
                                                       Six months ended
                                                            June 30,
                                                       1996          1995
  CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
    Net Income (Loss)                              $(3,010,000)   $  139,000
    Adjustments to reconcile net income/loss to
    net cash from operating activities:
      Depreciation and amortization                  1,054,000     1,020,000
      Deferred income taxes                                 --            --
      Changes in net operating assets and
         liabilities, net of effects from
         1993 acquisitions                           1,405,000   ( 3,152,000)
                                                      (551,000)  ( 1,993,000)

  CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
    Purchase of equipment                              (90,000)  ( 1,794,000)
                                                       (90,000)  ( 1,794,000)

  CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES:
    Proceeds from revolving line of credit, net        660,000     3,298,000
       principal payments on long-term debt, net            --           --
    Cash overdraft                                    (600,000)          --
    Other                                               17,000       136,000
                                                        77,000     3,434,000

  NET INCREASE IN CASH                             ($  564,000)  ($  353,000)

  Cash, Beginning                                   $  564,000    $  408,000

  Cash, End                                         $       --    $   55,000

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                      $1,765,000    $1,720,000
      Income taxes                                      50,000        67,000
    Noncash investing activities:
      Reverse purchase of Pathe                             --            --
    Noncash financing activities:
      Common Stock issued                                   --            --
      Redeemable Preferred Stock of Mid-West
        Spring and Stamping Corp
              dividend requirement                          --            --

  See Notes


                         NOTES TO CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS

  1. PREFERRED STOCK

       At June 30, 1996, there were $815,000 of accumulated and undeclared dividends in respect to Preferred Stock of Mid-West Spring and Stamping Corporation.

  2. TAXES

       A reconciliation between the Company's effective tax rate and the US statutory rate (34%) at June 30, is as follows:

                                                   1996         1995
                                                   ----         ----
       Statutory tax expense                    ($890,000)    $ 51,000
       Nondeductible amortization of cost
         in excess of net assets acquired         138,000      50,000
       Other, various items                       752,000     (71,000)

                                                $       0    $ 30,000

       At June 30, 1996, the Company has net operating loss carryforwards of $6.4 million for income tax purposes that expire in the years 2000 through 2010. The timing of utilization of these carryforwards may be subject to annual limitations. $2.0 million of these carryforwards resulted from the Company's 1993 reverse purchase of Pathe. For financial reporting purposes, a valuation allowance of $424,000 has been recognized to offset the deferred tax assets related to those carryforwards.

       Significant components of the Company's deferred tax liabilities and assets as of January 1, 1996 are as follows:

  Deferred tax liabilities:
       Tax over book depreciation and bases
        differences on property, plant, equip.       $4,997,000

       Inventories                                      414,000

        Other                                             9,000
            Total deferred tax liabilities            5,420,000

  Deferred tax assets:
       Net operating loss carryforwards               2,437,000
       Provision for 1993 special charges                    --

       Other - net                                      393,000
            Total deferred tax assets                 2,830,000

       Valuation allowance for deferred
         tax assets                                  (  424,000)
            Net deferred tax asset                    2,406,000

            Net deferred tax liabilities             $3,014,000


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS

  OVERVIEW

       The Company s net sales for the six months and second quarter ended
  June 30, 1996, decreased 8.0% and 12.1% to $18,182,0000 and $8,910,000, respectively, attributable to lower than expected sales from Spring and Stamping. Operating income for the same periods decreased $2,975,000 (162.4%) and $2,629,000 (280.0%) to ($1,143,000) and ($1,690,000),
  respectively. The decrease in operating income was attributable to continued operating losses from the Advanced Pressure Casting Division and to a special charge in the second quarter relating to the closing of that division. The spring plants have continued to make productivity improvements that have lowered direct labor as a percent of sales by 3.7% for the year.

  NET SALES

       The Company s net sales for the six months ended June 30, 1996, were $18,182,000, down 8.0% from the $19,755,000 recorded in the 1995 comparable period. Spring operations decreased $1,600,000 in net sales due to lower sales from the die cast division as well as lower sales from the spring plants for the 1995 comparable period. The spring plants experienced lower than expected sales (down $1.1 million for the year and down $.8 million for the quarter) due to competitive pressures and customer service problems dating back to 1995 operations. Spring s die casting operation continues its downward trend (down $.5 million for the year) as the company prepared the plant for closing. Booked orders from Spring and Stamping (including blanket orders) were $7.0 million, this compares to a backlog of $8.0 million at June 30, 1995.

     Pathe Advanced Composites contributed a modest $27,000 sales increase over the 1995 comparable period. Backlog increased to $1.7 million from $1.1 million at June 1995. This division has entered into full scale production of its multi-needle mattress quilting machine. This machine was successfully introduced to the public at the ISPA show in March of 1996. Initial orders received at the show amounted to approximately $1.5 million.

  OPERATING INCOME

       Operating income for the six months ended June 30, 1996, decreased $2,975,000 to ($1,143,000) compared to $1,832,000 for the comparable period. The decrease in operating income was attributable to operating losses at APC ($1,078,000 loss for the year, in addition there was a $2,000,000 special
  charge for the plant closing).   The spring plants showed an increase in
  operating income of $190,000 for the year. This was attributable to lower direct labor costs and higher operating efficiencies through out the company. This is especially impressive when you consider the $1.1 million dollar decrease in sales.

       Cost of Sales, as a percentage of sales, for the first half 1996 increased 6.1% to 83.3% due entirely to continued operating inefficiencies at Advance Pressure Castings. The spring plants showed significant improvement in direct labor (down 3.7% from last year) which was offset by the decreases in sales volume and the related effects on fixed costs.

       Selling and Administrative expenses decreased $491,000 to $2,040,000 (11.2% of sales) for the six months ended June 30, 1996, compared to $2,531,000 for the prior year period. Selling expenses decreased in travel and entertainment ($60k) and commissions ($50k). These decreases are attributed to cost cutting measures and the lower sales volume for the first half of 1996. Administrative salaries decreased as the company reassigned personnel to catalog sales in an effort to develop that market.

       Interest expense for the six months and three months ended June 30, 1996, increased $204,000 to $1,867,000 and $47,000 to $928,000 for the
  respective periods. The increases were due to higher debt balances and effective rate on borrowings.

  SPECIAL CHARGES

       The Company has booked a $2.0 million reserve towards the closing cost of Advance Pressure Casting. This entry assumes a 50% liquidation value on equipment and inventory. There are also lease obligations that run through December of 1999 included in this accrual. The plant is expected to cease all operations in August of 1996.

  INCOME TAX

       The provision for income taxes for the periods presented was based on the estimated effective tax rate for the year.

  LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1996, the Company's current assets ($14.0 million) exceed current liabilities ($10.9 million) by $3.1 million which compares to the $5.2 million excess of current assets over current liabilities at December 31, 1995. Included in current liabilities at June 30, 1996, and December 31, 1995, is $4.8 million and $4.1 million, respectively, borrowed under its revolving credit agreement which expires in December, 1996. The Company has successfully, in each of the past five years, been able to "roll-over" its revolving credit agreement.

       Before the changes in net operating assets and liabilities of $1.4 million and ($3.2) million for the, six months ended June 30, 1996 and 1995, respectively, cash flow from operating activities were ($2.0) million and $1.2 million for 1996 and 1995, respectively. Included in cash flow from operations is $1,765,000 and $1,663,000 in interest expense for 1996 and 1995, respectively.

       Short term debt at June 30, 1996, includes $4.8 million borrowed under the Company's $5 million revolving credit line which was renewed in June 1996 and will expire in December of 1996. The Company expects, as it has successfully done in the past, to renew or refinance its revolving credit line prior to expiration.

       The Company is in violation of certain restrictive loan covenants in its loan agreement with American National Bank ("ANB") and its Senior
  Note Agreement with John Hancock Mutual Life Insurance Company ("John Hancock"). The covenants relate principally to tangible net worth, the fixed charge coverage ratio and earnings before income tax, deprecication and amortization. ANB has agreed to amend the covenants after which the Company will no longer be in violation. The Company is in discussions with John Hancock about a similar amendment.

       In December 1994, the Company completed an important objective toward improving its total capitalization and long-term liquidity and reducing its exposure to fluctuating interest rates with a $27.0 million 11.25% fixed rate, long-term debt financing including $.5 million of detachable warrants, and $.5 million private equities offering. The net proceeds (after expenses) were used to repay; 1) all variable interest rate short-term and medium-term borrowings; 2) all the 14% subordinated and junior subordinated notes; 3) $4.6 million in redeemable preferred and preferred stock of Mid-West Spring and; 4) repurchase 1,256,150 shares of the Company's Common Stock. The new long-term debt facility permits the Company to maintain up to $5 million revolving line of credit. The new debt facilities as amended in December of 1995 require the Company, among other things, to maintain a current ratio of 1:1 or greater; tangible net worth, as defined, greater than $1.5 million and fixed charge's coverage ratio of 1:1 or greater. In addition, the debt facility provides that the prepayment of principal may, under certain circumstances, result in additional interest charges of up to approximately 8.75%. Due to the Company breaking several covenants, in December of 1995, under the long-term financing agreement, the lender increased the interest rate by 1/2% to amend the covenants.

       Cash flows from operations, revolving line of credit and long-term debt refinancing at increased amounts, have been the Company's main source of capital to fund its operating and investing activities. Increased cash flow from operations and/or additional equity capital will most likely be required if the Company is to increase or accelerate its capital spending or acquisition programs.

       In 1996, the Company plans capital expenditures of approximately $1.0 million each of 1996 and 1997 in order to continue to expand its existing products and markets. Future capital expenditures are expected to be funded by cash from operations. The Company believes it has a sufficient operating cash flow and working capital base to meet all of its obligations for the foreseeable future, including possible acquisitions to expand its existing products and markets.


                            PART II - OTHER INFORMATION

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       The Company is in violation of certain restrictive loan covenants in its loan agreement with American National Bank ("ANB") and its Senior Note Agreement with John Hancock Mutual Life Insurance Company ("John Hancock"). The covenants relate principally to tangible net worth, the fixed charge coverage ratio and earnings before income tax, deprecication and amortization. ANB has agreed to amend the covenants after which the Company will no longer be in violation. The Company is in discussions with John Hancock about a similar amendment.


  ITEM 6. EXHIBITS AND REPORTS

       (a)  Exhibit 27:  Financial Data Schedule

       (b)  Reports on 8-k:  None


                                     SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MID-WEST SPRING MANUFACTURING COMPANY


                                By    /s/ Michael B. Curran
                                      ----------------------------------
                                      Michael B. Curran,
                                      Chief Financial Officer
  August 14, 1996