Form 10-Q
period 1996-09-30
MID WEST SPRING MANUFACTURING CO
filed 1996-11-14
CIK 731895

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


               Sept. 30, 1996                             0-16677
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

                                  630-739-3800
               (Registrants telephone number, including area code)



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

                         Yes     X                       No_________

                 31,000,000 shares, $.0001 par value, 9,290,594
                       outstanding as of November 14, 1996
   (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
                                      date)



                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The following condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ended December 31, 1996.

     Information with respect to all periods ending September 30, 1996 and 1995 is unaudited and the balance sheet data at December 31, 1995 has been derived from audited financial statements.


             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             SEPT. 30,       DECEMBER 31,
                                               1996              1995
ASSETS
CURRENT ASSETS:
  Cash                                      $   128,000     $    564,000
  Trade Accounts Receivable, net              4,364,000        4,380,000
  Inventories
     Finished Goods                           5,154,000        4,913,000
     Work-in-Process                          1,557,000        1,609,000
     Raw Materials and Parts                  2,054,000        2,414,000
                                              8,765,000        8,936,000
  Prepaid Expenses and Other                    568,000          600,000
          TOTAL CURRENT ASSETS               13,825,000       14,480,000

Property, Plant & Equipment, net             18,890,000       19,934,000
Purchase Cost in Excess of Assets Acquired    8,116,000        8,328,000
Other                                         1,429,000        1,584,000
                                            $42,260,000     $ 44,326,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash Overdraft                                     --          622,000
  Notes Payable to Bank                       4,588,000        4,121,000
  Accounts Payable                            3,162,000        2,872,000
  Accrued Payroll & Other Expenses            2,139,000        1,698,000
  Income Taxes Payable                               --           32,000
  Accrued Interest                              826,000               --
        TOTAL CURRENT LIABILITIES            10,715,000        9,345,000
Long-Term Debt                               26,493,000       26,468,000
Deferred Income Taxes and Other               3,621,000        3,664,000
Preferred Stock of Mid-West Spring
   & Stamping Corp.                           2,227,000        2,227,000
COMMON STOCKHOLDERS' EQUITY:
  Common Stock, par value $.0001; 31,000,000
  shares authorized; 10,570,289 shares
  issued, respectively                                --               --
  Paid-in-Capital                             6,559,000        6,559,000
  Retained Earnings (Deficit)                (6,456,000)      (3,038,000)
  Treasury Stock, at cost(1,279,695 shares)    (899,000)        (899,000)
                                               __________       __________
           TOTAL COMMON STOCKHOLDERS' EQUITY   (796,000)       2,622,000
                                            $42,260,000      $44,326,000

See Notes


             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                  Three months ended         Nine months ended
                                       Sept. 30,                 Sept. 30,
                                1996       1995            1996        1995

NET SALES                     $ 8,215,000 $ 9,143,000    $26,397,000  $28,898,000

Cost and expenses:
  Cost of sales                 6,802,000   7,305,000     21,949,000   22,556,000
  Selling and administrative    1,146,000   1,412,000      3,186,000    3,943,000
  Amortization of intangibles      71,000      71,000        209,000      212,000
  Special charges                (347,000)         --      1,653,000           --


                                7,672,000   8,788,000     26,997,000   26,711,000

OPERATING INCOME(LOSS)            543,000     355,000       (600,000)   2,187,000
  Interest expense                951,000     894,000      2,818,000    2,557,000
                                _________   _________     __________   __________
Income (loss) before
  Income taxes                   (408,000)   (539,000)    (3,418,000)    (370,000)

  Income taxes                         --    (180,000)            --     (150,000)

                                _________   __________    __________    __________
NET INCOME(LOSS)              $  (408,000)  $(359,000)   $(3,418,000)  $ (220,000)

Preferred Stock of Mid-West
  Spring & Stamping Corp.
  Dividend Requirement             77,000      46,000        200,000      130,000
                                _________    _________   ___________   ___________
Income (loss) attributable
  to Common Shares            $  (485,000)  $(405,000)   $(3,618,000) $  (350,000)

INCOME PER COMMON SHARE            $ (.05)     $ (.04)        $ (.39)      $ (.04)


Weighted average number of
   shares outstanding           9,290,594  10,069,877      9,290,594   10,069,877

See Notes

             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF
                           COMMON STOCKHOLDERS' EQUITY

                          COMMON STOCK  Additional      Retained    Treasury
                               Shares   Paid-in-Capital (deficit)   Stock       Total

Balance, December 31, 1995  10,570,289  $ 6,559,000    ($3,038,000) ($ 899,000) $ 2,622,000


NET INCOME                                                (392,000)               ( 392,000)
                            __________  ___________     __________   _________   __________
Balance, March 31, 1996     10,570,289  $ 6,559,000    $(3,430,000) ($ 899,000) $ 2,230,000

NET INCOME                                              (2,618,000)              (2,618,000)
                            __________  ___________     __________   _________   __________

Balance, June 30, 1996      10,570,289  $ 6,559,000    ($6,048,000) ($ 899,000) $  (388,000)

NET INCOME                                                (408,000)                (408,000)
                            __________  ___________     __________   _________   __________

Balance, Sept.30, 1996      10,570,289  $ 6,559,000    ($6,456,000) ($ 899,000) $  (796,000)


See Notes

             MID-WEST SPRING MANUFACTURING COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

                		                 Nine months ended
		                	              Sept. 30
                              			  1996          1995

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:
  Net Income (Loss)                              $(3,418,000)   $ (220,000)
  Adjustments to reconcile net income/loss to
  net cash from operating activities:
    Depreciation and amortization                  1,567,000     1,537,000
    Deferred income taxes                                 --            --
    Changes in net operating assets and
       liabilities, net of effects from
       1993 acquisitions                           2,093,000    (1,798,000)
                                                     242,000      (481,000)

CASH FLOWS FROM (USED) IN INVESTING ACTIVITIES:
  Purchase of equipment                             (297,000)   (2,409,000)
                                                    (297,000)   (2,409,000)

CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES:
  Proceeds from revolving line of credit, net        467,000     3,518,000
  Principal payments on long-term debt, net               --            --
  Cash overdraft                                    (622,000)           --
  Other                                             (226,000)   (1,000,000)
                                                    (381,000)    2,518,000

NET INCREASE IN CASH                             ($  436,000)  ($  372,000)

Cash, Beginning                                   $  564,000    $  408,000

Cash, End                                         $  128,000    $   36,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                      $1,859,000    $1,848,000
    Income taxes                                      65,000        67,000
  Noncash investing activities:
    Reverse purchase of Pathe                             --            --
  Noncash financing activities:
    Common Stock issued                                   --            --
    Redeemable Preferred Stock of Mid-West
      Spring and Stamping Corp.
        dividend requirement                              --            --


See Notes
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. PREFERRED STOCK
     At September 30, 1996, there were $892,000 of accumulated and undeclared dividends in respect to Preferred Stock of Mid-West Spring and Stamping Corporation.

2. TAXES

     A reconciliation between the Company's effective tax rate and the US statutory rate (34%) at September 30, is as follows:
                                   			1996            1995
         Statutory tax expense                         ($1,162,000)  $(126,000)
         Nondeductible amortization of cost
           in excess of net assets acquired                207,000      75,000
         Other, various items                              955,000    ( 99,000)
                                                        $        0   $(150,000)

     At September 30, 1996, the Company has net operating loss carryforwards of $6.4 million for income tax purposes that expire in the years 2000 through 2010. The timing of utilization of these carryforwards may be subject to annual limitations. $2.0 million of these carryforwards resulted from the Company's 1993 reverse purchase of Pathe. For financial reporting purposes, a valuation allowance of $424,000 has been recognized to offset the deferred tax assets related to those carryforwards.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW
     The Company's net sales for the nine months and third quarter ended September 30, 1996, decreased 8.7% and 10.1% to $26,397,0000 and $8,215,000, respectively, attributable to lower than expected sales from Spring and Stamping. Operating income for the same periods decreased $2,787,000 (127.4%) and increased $188,000 (53.0%) to ($600,000) and $543,000, respectively. The decrease in operating income for the year was attributable to operating losses from the Advanced Pressure Casting division and to a special charge in the second quarter relating to the closing of that division. The increase in operating income for the third quarter was a result of closing the die cast division as well as increased sales from Pathe Advanced Composites. The spring plants have continued to make productivity improvements that have lowered direct labor as a percent of sales by 2.8% for the year.

NET SALES
     The Company's net sales for the three and nine months ended September 30, 1996, were $8,215,000 and $26,397,000 respectively, down 10.1% and 8.7% from the
$9,143,000 and $28,898,000 recorded in the 1995 comparable period. Spring operations decreased $1,281,000 and $3,082,000 in net sales for the three and nine month periods ended September 30, 1996, due to the closing of the die cast division as well as lower sales from the spring plants over the 1995 comparable period. The spring plants experienced lower than expected sales (down $1.6 million for the year and down $.5 million for the quarter) due to competitive pressures and customer service problems dating back to 1995 operations.
Spring's die casting operation closed its doors as of August 31, 1996 which contributed to the year-to-date decrease in sales. Pathe Advanced Composites contributed a $353,000 sales increase for the 1995 comparable period. Booked orders from Spring and Stamping (including blanket orders) at September 1996 were $6.5 million, this compares to a backlog of $9.1 million at September 1995.

OPERATING INCOME
     Operating income for the three and nine months ended September 30, 1996, increased $188,000 and decreased $2,787,000 to $543,000 and ($600,000) compared to $355,000 and $2,187,000 for the comparable period. The decrease in operating income was attributable to operating losses at APC ($1,425,000 loss for the year, in addition there was a $1,653,000 special charge for the plant closing). The spring plants showed an increase in operating income of $31,000 and $156,000 for the three and nine month periods ended September 30, 1996, over the 1995 comparable period. This was attributable to lower direct labor costs and higher operating efficiencies through out the company, and is especially impressive when you consider the $.5 million and $1.6 million dollar decrease in sales for the three and nine month periods ended September 30, 1996.

     Cost of Sales, as a percentage of sales, for the three and nine months ended September 30, 1996, increased 2.9% and 5.0% to 82.8% and 83.1% due to the operating inefficiencies at Advance Pressure Castings during the year. The spring plants showed significant improvement in direct labor (down 2.8% from last year) which was offset by the decreases in sales volume and related effects on fixed costs.

     Selling and Administrative expenses decreased $266,000 and $757,000 to $1,146,000 (14.0% of sales) and $3,186,000 (19.2% of sales) for the three and nine months ended September 30, 1996 compared to $1,412,000 and $3,943,000 for the prior year periods. Selling expenses decreased in travel and entertainment ($30k) and commissions ($45k). These decreases are attributed to cost cutting measures and lower sales volume during 1996. Administrative expenses decreased across the board due to cost cutting measures. Administrative salaries decreased as the company reassigned personnel to catalog sales in an effort to develop that market.

     Interest expense for the nine months and three months September 30, 1996 increased $261,000 to $2,818,000 and $57,000 to $951,000 for the respective periods. The increases were due to higher debt balances and effective rate on borrowings.

SPECIAL CHARGES

     The Company had booked a $2,000,000 reserve towards the closing cost of Advance Pressure Casting. In that amount was a write down of inventory ($347,000) which should have been charged to cost of sales. The adjustment is reflected in the third quarter report. The special charge assumes a 50% liquidation value on equipment. There are also lease obligations that run through December of 1999 included in this accrual. The plant ceased all operations on August 31, 1996.

INCOME TAX
     The provision for income taxes for the periods presented was based on the estimated effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's current assets ($13.8 million) exceed current liabilities ($10.7 million) by $3.1 million which compares to the $5.2 million excess of current assets over current liabilities at December 31, 1995. Included in current liabilities at September 30, 1996 and December 31, 1995 is $4.6 million and $4.1 million, respectively, borrowed under its revolving credit agreement which expires in December, 1996. The Company has successfully, in each of the past five years, been able to "roll-over" its revolving credit agreement.

     Before the changes in net operating assets and liabilities of $2.1 million and ($1.8) million for the nine months ended September 30, 1996 and 1995, cash flow from operating activities were ($1.9) million and $1.3 million, respectively. Included in cash flows from operations is $2,818,000 and $2,557,000 in interest expense for 1996 and 1995, respectively.

     Short term debt at September 30, 1996 includes $4.6 million borrowed under the Company's $5 million revolving credit line which was renewed in June 1996 and will expire in December of 1996. The Company expects, as it has successfully done in the past, to renew or refinance its revolving credit line prior to expiration.

     The Company was in violation of certain restrictive covenants as of September 30,1996. The Company fully expects to receive waivers for the third quarter.

     In December 1994, the Company completed an important objective toward improving its total capitalization and long-term liquidity and reducing its exposure to fluctuating interest rates with a $27.0 million 11.25% fixed rate, long-term debt financing including $.5 million of detachable warrants, and $.5 million private equity offering. The net proceeds (after expenses) were used to repay; 1) all variable interest rate short-term and medium-term borrowings; 2) all the 14% subordinated and junior subordinated notes; 3) $4.6 million in redeemable preferred and preferred stock of Mid-West Spring and; 4) repurchase 1,256,150 shares of the Company's Common Stock. The new long-term debt facility permits the Company to maintain up to $5 million revolving line of credit. The new debt facilities, as amended in December 1995, require the Company, among other things, to maintain a current ratio of 1:1 or greater; tangible net worth, as defined, greater than $1.5 million; fixed charges coverage ratio of 1:1 or greater. In addition, the debt facility provides that the prepayment of principal may, under certain circumstances, result in additional interest charges of up to approximately 8.75%. Due to the Company breaking several covenants, in December of 1995, under the long-term financing agreement, the lender increased the interest rate by 1/2% to amend the covenants.

     Cash flows from operations, revolving line of credit and long-term debt refinancing at increased amounts, have been the Company's main source of capital to fund its operating and investing activities. Increased cash flow from operations and/or additional equity capital will most likely be required if the Company is to increase or accelerate its capital spending or acquisition programs.

     In the fourth quarter of 1996 and for the full year of 1997, the Company plans capital expenditures of approximately $300,000 and $1,000,000 in order to continue to expand its existing products and markets. Future capital expenditures are expected to be funded by cash from operations. The Company believes it has a sufficient operating cash flow and working capital base to meet all of its obligations for the foreseeable future.


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

                              MID-WEST SPRING MANUFACTURING COMPANY

                              By    /s/ Michael B. Curran
                                    Michael B. Curran
                                    Chief Financial Officer

                                    November 14, 1996